Form 10-Q
period 2026-06-30
Private Bancorp of America, Inc.
filed 2026-09-04
CIK 1705284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-43397

PRIVATE BANCORP OF AMERICA, INC.

(Exact Name of Registrant as Specified in its Charter)

California	80-0769276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9404 Genesee Ave., Suite 100 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858)-875-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	PBAM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 31, 2026, the registrant had 5,729,788 shares of common stock, no par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$32,211	$11,148
Interest-bearing deposits in other financial institutions	22,275	13,523
Interest-bearing deposits at Federal Reserve Bank	245,869	130,344
Cash and Cash Equivalents	300,355	155,015
Interest-bearing time deposits with other financial institutions	4,344	4,355
Debt securities available for sale (amortized cost of $245,967 and $224,794, net of allowance for credit losses of $0 and $0)	237,074	217,837
Loans held for sale	—	2,330
Loans held for investment	2,132,724	2,126,147
Allowance for loan losses	(30,462)	(29,323)
Loans held for investment, net	2,102,262	2,096,824
Federal Home Loan Bank stock, at cost	11,251	10,652
Premises and equipment, net	2,525	2,783
Other real estate owned (“OREO”)	13,637	8,568
Deferred tax asset, net	11,931	10,508
Servicing assets, net	1,717	1,913
Accrued interest receivable	8,248	8,284
Other assets	14,958	15,988
Total Assets	$2,708,302	$2,535,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing deposits	$663,200	$606,105
Interest-bearing deposits	1,718,037	1,617,776
Total Deposits	2,381,237	2,223,881
Borrowings	25,979	28,976
Accrued interest payable and other liabilities	15,570	18,236
Total Liabilities	2,422,786	2,271,093
Commitments and Contingencies (Note 8)
Shareholders’ Equity
Common stock, no par value, 20,000,000 shares authorized; 5,725,696 and 5,728,187 shares issued and outstanding for June 30, 2026 and December 31, 2025, respectively	78,214	76,972
Additional paid-in-capital	4,264	4,389
Retained earnings	209,263	187,473
Accumulated other comprehensive income (loss)	(6,225)	(4,870)
Total Shareholders’ Equity	285,516	263,964
Total Liabilities and Shareholders’ Equity	$2,708,302	$2,535,057

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$39,038	$38,004	$77,005	$74,569
Interest-bearing deposits at the Federal Reserve Bank	1,823	2,026	3,477	4,076
Interest on investment securities	2,255	1,593	4,376	2,887
Dividends on Federal Home Loan Bank stock	129	207	669	418
Interest on deposits with other financial institutions	130	158	261	306
Total Interest and Dividend Income	43,375	41,988	85,788	82,256

Interest Expense
Deposits	9,413	11,376	18,773	23,275
Borrowings	417	499	861	1,136
Total Interest Expense	9,830	11,875	19,634	24,411

Net Interest Income	33,545	30,113	66,154	57,845
Provision (reversal) for credit losses	(204)	1,293	1,815	1,592
Net Interest Income After Provision (Reversal) for Credit Losses	33,749	28,820	64,339	56,253

Noninterest Income
Service charges on deposit accounts	533	591	1,077	1,148
Gain on sale of Small Business Administration (“SBA”) loans	4	523	911	992
Servicing income, net	116	168	270	305
Other fees and miscellaneous income	348	448	678	898
Total Noninterest Income	1,001	1,730	2,936	3,343

Noninterest Expense
Compensation and employee benefits	11,142	10,319	21,953	20,067
Occupancy and equipment	876	840	1,734	1,684
Data processing	1,491	1,396	2,860	2,722
Professional services	1,061	939	1,671	1,447
Director compensation and expenses	352	221	630	511
Regulatory assessments	348	338	742	706
Administrative and other expense	1,593	1,636	2,953	2,607
Total Noninterest Expense	16,863	15,689	32,543	29,744

Income Before Provision for Income Taxes	17,887	14,861	34,732	29,852
Provision for Income Taxes	4,769	4,412	9,587	8,841
Net Income	$13,118	$10,449	$25,145	$21,011

Net income per common share information
Basic Earnings Per Share	$2.29	$1.80	$4.39	$3.63
Diluted Earnings Per Share	2.27	1.77	4.34	3.57

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$13,118	$10,449	$25,145	$21,011

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities available-for-sale:
Change in unrealized gains (losses)	(950)	1,112	(1,936)	3,101
	(950)	1,112	(1,936)	3,101
Related income tax effect:
Change in unrealized (gains) losses	285	(334)	581	(930)
	285	(334)	581	(930)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(665)	778	(1,355)	2,171

TOTAL COMPREHENSIVE INCOME	$12,453	$11,227	$23,790	$23,182

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2026 and 2025

(Unaudited)

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Shareholders’
(in thousands, except share data)	Outstanding	Amount	Paid-In-Capital	Earnings	Income (Loss)	Equity
Balance, April 1, 2025	5,801,129	$76,156	$3,712	$162,462	$(7,095)	$235,235
Net income	—	—	—	10,449	—	10,449
Share-based compensation	—	—	548	—	—	548
Exercise of stock options, net settled	5,000	75	—	—	—	75
Issuance of restricted shares	1,875	—	—	—	—	—
Vesting of restricted shares	—	167	(167)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Forfeitures of restricted stock	(1,525)	—	—	—	—	—
Repurchase of restricted stock for taxes	(2,770)	—	(84)	(62)	—	(146)
Repurchase of restricted stock units for taxes	—	—	—	—	—	—
Issuance of common shares to non-employee directors	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	778	778
Balance, June 30, 2025	5,803,709	$76,398	$4,009	$172,849	$(6,317)	$246,939

Balance, April 1, 2026	5,715,049	78,053	3,992	196,247	(5,560)	$272,732
Net income	—	—	—	13,118	—	13,118
Share-based compensation	—	—	512	—	—	512
Common stock repurchased	—	—	—	—	—	—
Exercise of stock options, net settled	—	—	—	—	—	—
Issuance of restricted shares	12,900	—	—	—	—	—
Vesting of restricted shares	—	161	(161)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	—	—	—	—
Repurchase of restricted stock for taxes	(2,253)	—	(79)	(102)	—	(181)
Repurchase of restricted stock units for taxes	—	—	—	—	—	—
Issuance of common shares to non-employee directors	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(665)	(665)
Balance, June 30, 2026	5,725,696	$78,214	$4,264	$209,263	$(6,225)	$285,516

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2026 and 2025

(Unaudited)

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Shareholders’
(in thousands, except share data)	Outstanding	Amount	Paid-In-Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2025	5,766,810	75,377	4,393	152,252	(8,488)	$223,534
Net income	—	—	—	21,011	—	21,011
Share-based compensation	—	—	1,040	—	—	1,040
Exercise of stock options, net settled	5,000	75	—	—	—	75
Issuance of restricted shares	15,550	—	—	—	—	—
Vesting of restricted shares	—	251	(251)	—	—	—
Vesting of restricted stock units	22,077	695	(695)	—	—	—
Forfeitures of restricted stock	(1,525)	—	—	—	—	—
Repurchase of restricted stock for taxes	(4,203)	—	(127)	(414)	—	(541)
Repurchase of restricted stock units for taxes	—	—	(351)	—	—	(351)
Other comprehensive income (loss)	—	—	—	—	2,171	2,171
Balance, June 30, 2025	5,803,709	$76,398	$4,009	$172,849	$(6,317)	$246,939

Balance, January 1, 2026	5,728,187	76,972	4,389	187,473	(4,870)	$263,964
Net income	—	—	—	25,145	—	25,145
Share-based compensation	—	—	1,042	—	—	1,042
Common stock repurchased	(44,214)	—	—	(3,000)	—	(3,000)
Exercise of stock options, net settled	22,174	478	(25)	—	—	453
Issuance of restricted shares	12,900	—	—	—	—	—
Vesting of restricted shares	—	365	(365)	—	—	—
Vesting of restricted stock units	12,141	399	(399)	—	—	—
Forfeitures of restricted stock	(883)	—	—	—	—	—
Repurchase of restricted stock for taxes	(4,609)	—	(169)	(355)	—	(524)
Repurchase of restricted stock units for taxes	—	—	(209)	—	—	(209)
Other comprehensive income (loss)	—	—	—	—	(1,355)	(1,355)
Balance, June 30, 2026	5,725,696	$78,214	$4,264	$209,263	$(6,225)	$285,516

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities
Net income	$25,145	$21,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	470	628
Provision (reversal) for credit losses	1,815	1,592
Net premium amortization on investment securities	(60)	(40)
Gain on sale of SBA loans	(911)	(992)
Proceeds from sale of SBA loans	21,565	19,652
Loans originated for sale	(18,682)	(24,815)
Amortization of servicing assets	554	461
Noncash interest on loans transferred to OREO	(497)	(617)
Amortization of deferred loan fees, costs, premiums and discounts	(1,852)	(1,253)
Amortization of debt issuance costs	4	4
Amortization of low-income housing tax credit investments	244	197
Share-based compensation expense	1,042	1,040
Change in accrued interest receivable and other assets	1,548	652
Change in accrued interest payable and other liabilities	(3,836)	(4,642)
Net Cash Provided by Operating Activities	26,549	12,878

Cash Flows From Investing Activities
Change in time deposits with other banks	11	(81)
Purchases of securities	(52,286)	(63,545)
Maturities and principal paydowns of securities	30,913	22,364
Purchase of Federal Home Loan Bank stock	(599)	(1,066)
Net (increase) decrease in loans	(10,112)	(3,906)
Purchases of property and equipment	(212)	(506)
Net Cash Used in Investing Activities	(32,285)	(46,740)

Cash Flows From Financing Activities
Net increase in deposits	157,356	28,420
Net increase in (repayment of) borrowings	(3,000)	(17,000)
Share repurchases	(3,000)	—
Repurchase of restricted shares for taxes	(733)	(892)
Proceeds from exercise of stock options	453	75
Net Cash Provided by Financing Activities	151,076	10,603

Net (Decrease) Increase in Cash and Cash Equivalents	145,340	(23,259)
Cash and Cash Equivalents, Beginning of Period	155,015	163,878
Cash and Cash Equivalents, End of Period	$300,355	$140,619
Supplemental Cash Flow Information
Interest paid	$19,852	$25,282
Taxes paid	$11,404	$10,919
Loans transferred to OREO	$4,572	$7,951
Lease liabilities arising from obtaining right-of-use assets	$1,307	$1,291

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Organization and Nature of Operations

The accompanying unaudited condensed consolidated financial statements include the accounts of Private Bancorp of America, Inc. and its wholly-owned subsidiary CalPrivate Bank (the “Bank”), collectively referred to herein as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. Private Bancorp of America, Inc. was formed in August 2015 as a bank holding company.

The Bank is a commercial bank chartered by the State of California. Deposits held at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable statutory limits. The Bank provides comprehensive banking services, including deposit accounts, treasury management services, and lending solutions tailored primarily to high-net-worth individuals, real estate entrepreneurs, professionals, closely-held businesses, and for-profit and nonprofit businesses. Lending activities include commercial real estate loans, commercial and industrial loans, and government-guaranteed lending programs.

The Company is headquartered in La Jolla, California, with additional branches located in downtown San Diego, Coronado, Newport Beach, Beverly Hills, El Segundo, and Montecito, California. The Company also maintains administrative locations in Brea, Temecula, Mission Valley, and Redlands, California. The Bank also provides digital banking services to enhance client accessibility and efficiency.

At June 30, 2026, the Company’s common stock was quoted on the OTC Markets Group OTCQX marketplace under the symbol “PBAM.” Effective July 30, 2026, the Company’s common stock was no longer quoted on the OTCQX marketplace and began trading on the Nasdaq Global Select Market (“NASDAQ”) under the same symbol. The Company is considered a public business entity for financial reporting purposes.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and conform to practices within the banking industry. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the periods presented.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or shareholders’ equity.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the balance sheets, and the reported amounts of revenues and expenses during the reporting periods covered. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the fair value of servicing assets, and the valuation of deferred tax assets and liabilities.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of the fair value less costs to sell of the real estate acquired at the date of acquisition are charged-off against the allowance for loan losses. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value less costs to sell declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

OREO totaled $13.6 million at June 30, 2026 and $8.6 million at December 31, 2025. During the six months ended June 30, 2026 and 2025, the Company recorded additions to OREO of $5.1 million and $8.6 million, respectively. The Company recorded OREO expenses of $0.2 million and $0.1 million, respectively, during those periods. There were no valuation allowances or write-downs of OREO during the six months ended June 30, 2026 or 2025.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, Summary of Significant Accounting Policies to the audited consolidated financial statements for the fiscal year ended December 31, 2025, included in the Company’s Registration Statement on Form 10, initially filed with the Securities and Exchange Commission on July 13, 2026, as amended, and declared effective on July 29, 2026.

Operating Segments

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. While the Company’s CODM monitors multiple of the Company’s revenue sources, operations are managed, and financial performance is evaluated, on a Company-wide basis. Discrete operating results are not reviewed to make resource allocation or performance decisions. Accordingly, all of the Company’s operations are considered to be one operating segment. The Company’s single reportable segment consists of the consolidated operations of Private Bancorp of America, Inc. and its wholly owned subsidiary, CalPrivate Bank. The Bank provides deposit accounts, treasury management services, commercial real estate loans, commercial and industrial loans, SBA lending, and other banking services. The Company does not manage its operations through multiple operating segments, and discrete operating results are not reviewed by the CODM by product, service line, branch, or business line for purposes of assessing segment performance or allocating resources.

The CODM assesses performance and allocates resources on a consolidated basis using consolidated net income. The significant expense categories regularly provided to the CODM and included in consolidated net income are the same categories presented in the Consolidated Statements of Income. Because the Company has one reportable segment, the segment revenues, significant segment expense categories, reported measure of segment profit or loss, and total assets are the same as the corresponding consolidated amounts presented in the consolidated financial statements.

The following table presents the Company’s segment revenues, significant segment expense categories, other segment items, reported measure of segment profit or loss, and total assets for its single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Revenues:
Interest and Dividend Income	$43,375	$41,988	$85,788	$82,256
Noninterest Income	1,001	1,730	2,936	3,343
Total Segment Revenues	44,376	43,718	88,724	85,599

Segment Expenses:
Interest expense on deposits	9,413	11,376	18,773	23,275
Interest expense on borrowings	417	499	861	1,136
Provision (reversal) for credit losses	(204)	1,293	1,815	1,592
Compensation and employee benefits	11,142	10,319	21,953	20,067
Occupancy and equipment	876	840	1,734	1,684
Data processing	1,491	1,396	2,860	2,722
Professional services	1,061	939	1,671	1,447
Director compensation and expenses	352	221	630	511
Regulatory assessments	348	338	742	706
Administrative and other expense	1,593	1,636	2,953	2,607
Provision for income taxes	4,769	4,412	9,587	8,841
Total Segment Expenses	31,258	33,269	63,579	64,588
Segment Net Income	$13,118	$10,449	$25,145	$21,011

	June 30, 2026	December 31, 2025
Segment Assets	$2,708,302	$2,535,057

Recent Accounting Guidance Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively, with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the planned date of adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the cost capitalization guidance by removing references to software development project stages to better align with current development methods. The new standard requires software cost capitalization to begin when management has authorized and committed to funding the software project and it is probable that the software will be completed and used to perform its intended function. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The requirements may be applied on a prospective, modified, or retrospective transition basis, and early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the planned date of adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance and improves the organization of interim disclosure requirements. The new standard requires entities that provide interim financial statements in accordance with GAAP to disclose material events and changes since the end of the most recent annual reporting period and consolidates certain interim disclosure requirements within Topic 270. The new standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its interim consolidated financial statements, as well as the planned date of adoption.

Note 2 – DEBT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale at June 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2026	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Agency securities	$2,493	$—	$(24)	$2,469
Municipal securities	2,374	—	(57)	2,317
SBA Loan Pool securities	5,223	—	(163)	5,060
Mortgage-backed securities	234,127	620	(9,162)	225,585
Corporate debt securities	1,750	—	(107)	1,643
Total	$245,967	$620	$(9,513)	$237,074

December 31, 2025
Securities Available for Sale:
U.S. Agency securities	$6,500	$14	$—	$6,514
Municipal securities	2,308	—	(5)	2,303
SBA Loan Pool securities	2,941	—	(127)	2,814
Mortgage-backed securities	211,295	1,077	(7,779)	204,593
Corporate debt securities	1,750	—	(137)	1,613
Total	$224,794	$1,091	$(8,048)	$217,837

At June 30, 2026 and December 31, 2025, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.

The amortized cost and fair value of the investment securities portfolio as of June 30, 2026 are shown by contractual maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Amortized	Fair
(in thousands)	Cost	Value
Due within one year	$353	$349
Due after one year through five years	—	—
Due after five years through ten years	11,487	11,140
Mortgage-backed securities	234,127	225,585
Total debt securities	$245,967	$237,074

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$2,469	$(24)	$—	$—	$2,469	$(24)
Municipal securities	2,317	(57)	—	—	2,317	(57)
SBA Loan Pool securities	2,476	(13)	2,584	(150)	5,060	(163)
Mortgage-backed securities	85,926	(1,153)	66,960	(8,009)	152,886	(9,162)
Corporate debt securities	—	—	1,643	(107)	1,643	(107)
Total	$93,188	$(1,247)	$71,187	$(8,266)	$164,375	$(9,513)

December 31, 2025
U.S. Agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	2,303	(5)	—	—	2,303	(5)
SBA Loan Pool securities	—	—	2,814	(127)	2,814	(127)
Mortgage-backed securities	42,629	(271)	83,128	(7,508)	125,757	(7,779)
Corporate debt securities	—	—	1,613	(137)	1,613	(137)
Total	$44,932	$(276)	$87,555	$(7,772)	$132,487	$(8,048)

As of June 30, 2026, there were 41 securities (1 SBA Loan Pool security, 1 U.S. agency security, 2 municipal securities and 37 mortgage-backed securities) with unrealized losses of $1.2 million that had been in a continuous loss position for less than 12 months and 36 securities (2 SBA Loan Pool securities, 32 mortgage-backed securities and 2 corporate securities) with unrealized losses of $8.3 million that had been in a continuous loss position for more than 12 months. As of December 31, 2025, there were 19 securities (1 municipal security and 18 mortgage-backed securities) with unrealized losses of $276 thousand that had been in a continuous loss position for less than 12 months and 43 securities (2 SBA Loan Pool securities, 39 mortgage-backed securities and 2 corporate securities) with unrealized losses of $7.8 million that had been in a continuous loss position for more than 12 months. Unrealized losses on debt securities have not been recognized in earnings because the issuers are of high credit quality, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is due to changes in interest rates and other market conditions and are not due to credit concerns. The fair value of these securities in unrealized loss positions are expected to recover as the securities approach maturity. The Company had no realized gains or losses on sales of securities in the three and six months ended June 30, 2026 and 2025.

The Company had pledged debt securities with a fair value of $5.0 million and $5.3 million to secure borrowing arrangements discussed in Note 7, as of June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the Company did not hold any held-to-maturity or trading securities.

Note 3 – LOANS AND Allowance for cREDIT Losses

The Company’s loan portfolio is divided into three portfolio segments, which are the same segments used to estimate the allowance for credit losses: Commercial Real Estate (“CRE”), which uses the CRE lifetime loss rate model; Commercial Business, which uses the Commercial and Industrial (“C&I”) lifetime loss rate model; and Consumer, which uses the Consumer lifetime loss rate model. Within each portfolio segment the Company monitors and assesses the credit risk in the following classes of loans, based on the risk characteristics of each loan class, and the Company may apply qualitative adjustments to an individual loan class where appropriate.

Commercial Real Estate	Commercial Business	Consumer
• Investor owned • Owner occupied • Multifamily • Secured by single family • Land and construction • SBA secured by real estate	• Commercial and Industrial • SBA non-real estate secured	• Consumer

The following is a summary of the loans and allowance for loan losses as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
CRE:
Investor owned	$570,865	$577,730
Owner occupied	223,442	236,623
Multifamily	184,005	155,941
Secured by single family	205,365	198,743
Land and construction	48,782	47,029
SBA secured by real estate	409,467	403,609
Total CRE	1,641,926	1,619,675
Commercial business:
C&I	453,854	471,526
SBA non-real estate secured	34,935	32,853
Total commercial business	488,789	504,379
Consumer	2,009	2,093
Loans held for investment(1)	2,132,724	2,126,147
Allowance for loan losses	(30,462)	(29,323)
Loans held for investment, net(1)	$2,102,262	$2,096,824

(1)
Net of deferred loan origination fees and costs and unamortized discounts and premiums of $0.4 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to the loan portfolio segments and unfunded commitments as of and for the three months ended June 30, 2026 and 2025 (in thousands):

Three Months Ended June 30, 2026	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$21,244	$8,975	$17	$30,236
Provision for (reversal of) credit losses	(545)	458	14	(73)
Gross charge-offs	—	—	—	—
Gross recoveries	—	299	—	299
End of Period	20,699	9,732	31	30,462
Allowance for Unfunded Commitments:
Beginning of Period	677	—	—	677
Provision for (reversal of) credit losses	(131)	—	—	(131)
End of Period	546	—	—	546
Allowance for Credit Losses	$21,245	$9,732	$31	$31,008

Allowance for Loan Losses by Methodology:
Individually evaluated	$—	$1,750	$—	$1,750
Collectively evaluated	20,699	7,982	31	28,712
	$20,699	$9,732	$31	$30,462

Three Months Ended June 30, 2025	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$20,819	$5,587	$31	$26,437
Provision for (reversal of) credit losses	936	806	(1)	1,741
Gross charge-offs	—	—	—	—
Gross recoveries	—	—	—	—
End of Period	21,755	6,393	30	28,178
Allowance for Unfunded Commitments:
Beginning of Period	1,203	120	25	1,348
Provision for (reversal of) credit losses	(398)	(25)	(25)	(448)
End of Period	805	95	—	900
Allowance for Credit Losses	$22,560	$6,488	$30	$29,078

Allowance for Loan Losses by Methodology:
Individually evaluated	$1,061	$1,189	$—	$2,250
Collectively evaluated	20,694	5,204	30	25,928
	$21,755	$6,393	$30	$28,178

Six Months Ended June 30, 2026	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$19,703	$9,596	$24	$29,323
Provision for (reversal of) credit losses	996	950	7	1,953
Gross charge-offs	—	(1,578)	—	(1,578)
Gross recoveries	—	764	—	764
End of Period	20,699	9,732	31	30,462
Allowance for Unfunded Commitments:
Beginning of Period	684	—	—	684
Provision for (reversal of) credit losses	(138)	—	—	(138)
End of Period	546	—	—	546
Allowance for Credit Losses	$21,245	$9,732	$31	$31,008

Allowance for Loan Losses by Methodology:
Individually evaluated	$—	$1,750	$—	$1,750
Collectively evaluated	20,699	7,982	31	28,712
	$20,699	$9,732	$31	$30,462

Six Months Ended June 30, 2025	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$20,724	$6,507	$36	$27,267
Provision for (reversal of) credit losses	1,031	1,176	(6)	2,201
Gross charge-offs	—	(1,290)	—	(1,290)
Gross recoveries	—	—	—	—
End of Period	21,755	6,393	30	28,178
Allowance for Unfunded Commitments:
Beginning of Period	1,412	96	1	1,509
Provision for (reversal of) credit losses	(607)	(1)	(1)	(609)
End of Period	805	95	—	900
Allowance for Credit Losses	$22,560	$6,488	$30	$29,078

Allowance for Loan Losses by Methodology:
Individually evaluated	$1,061	$1,189	$—	$2,250
Collectively evaluated	20,694	5,204	30	25,928
	$21,755	$6,393	$30	$28,178

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. For the purpose of assigning internal risk ratings, we generally analyze larger, non-homogeneous loans (e.g., CRE and C&I) on an individual basis, classifying them according to common credit-risk characteristics. This analysis is performed on an ongoing basis as new information is obtained.

For real estate collateral, the Bank typically relies on external appraisals from licensed or certified appraisers. We regularly reassess these values whenever borrower performance, market conditions, or new loan terms signal a potential change in collateral value. When necessary, we supplement these real estate valuations with broker price opinions or other market data. When a loan is secured by business assets or equipment (rather than real estate), the Bank uses standard underwriting practices—such as reviewing current financial statements, performing lien searches, or relying on recognized valuation sources—to confirm that collateral coverage remains sufficient.

The Company uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Nonaccrual – Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in management’s judgment, there is reasonable doubt as to collectability.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

The amortized cost basis of loans by risk category and class of loans was as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	Term Loans by Origination Year						Revolving Loans
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Period	Converted to Term	Total
CRE:
Investor owned
Pass	$70,109	$62,315	$30,277	$61,248	$142,423	$175,953	$13,002	$13,075	$568,402
Substandard – Still accruing	—	—	—	—	2,032	431	—	—	2,463
Total	70,109	62,315	30,277	61,248	144,455	176,384	13,002	13,075	570,865
Owner occupied
Pass	32,308	10,381	22,272	27,383	37,652	61,270	17,061	5,031	213,358
Substandard – Still accruing	—	—	—	—	—	7,977	—	—	7,977
Substandard – Nonaccrual	—	—	—	—	—	2,107	—	—	2,107
Total	32,308	10,381	22,272	27,383	37,652	71,354	17,061	5,031	223,442
Multifamily
Pass	10,343	28,384	13,690	15,085	51,153	46,734	17,915	701	184,005
Total	10,343	28,384	13,690	15,085	51,153	46,734	17,915	701	184,005
Secured by single family
Pass	21,157	8,223	40,277	14,087	16,602	38,615	44,337	3,314	186,612
Substandard – Still accruing	186	—	—	—	348	—	202	819	1,555
Substandard – Nonaccrual	—	—	3,960	3,877	5,361	—	—	4,000	17,198
Total	21,343	8,223	44,237	17,964	22,311	38,615	44,539	8,133	205,365
Land and construction
Pass	3,078	8,183	11,723	12,931	6,947	361	3,860	—	47,083
Substandard – Nonaccrual	—	—	—	—	—	1,699	—	—	1,699
Total	3,078	8,183	11,723	12,931	6,947	2,060	3,860	—	48,782
SBA secured by real estate
Pass	43,928	40,865	77,774	73,907	59,222	97,719	—	—	393,415
Special Mention	—	—	604	5,412	—	412	—	—	6,428
Substandard – Still accruing	—	—	1,291	1,690	2,009	2,759	—	—	7,749
Substandard – Nonaccrual	—	—	669	1,206	—	—	—	—	1,875
Total	43,928	40,865	80,338	82,215	61,231	100,890	—	—	409,467
Total CRE
Pass	180,923	158,351	196,013	204,641	313,999	420,652	96,175	22,121	1,592,875
Special Mention	—	—	604	5,412	—	412	—	—	6,428
Substandard – Still accruing	186	—	1,291	1,690	4,389	11,167	202	819	19,744
Substandard – Nonaccrual	—	—	4,629	5,083	5,361	3,806	—	4,000	22,879
Total	181,109	158,351	202,537	216,826	323,749	436,037	96,377	26,940	1,641,926
Commercial business:
C&I
Pass	5,318	15,086	23,019	2,258	31,050	20,385	324,195	26,480	447,791
Special Mention	—	—	—	—	—	—	225	313	538
Substandard – Still accruing	—	—	—	—	—	2,051	—	2,204	4,255
Substandard – Nonaccrual	—	—	—	—	—	—	420	850	1,270
Total	5,318	15,086	23,019	2,258	31,050	22,436	324,840	29,847	453,854
SBA non-real estate secured
Pass	5,385	10,466	7,032	4,850	985	3,360	—	—	32,078
Substandard – Still accruing	—	—	—	—	—	112	—	—	112
Substandard – Nonaccrual	—	—	—	2,745	—	—	—	—	2,745
Total	5,385	10,466	7,032	7,595	985	3,472	—	—	34,935
Total commercial business
Pass	10,703	25,552	30,051	7,108	32,035	23,745	324,195	26,480	479,869
Special Mention	—	—	—	—	—	—	225	313	538
Substandard – Still accruing	—	—	—	—	—	2,163	—	2,204	4,367
Substandard – Nonaccrual	—	—	—	2,745	—	—	420	850	4,015
Total	10,703	25,552	30,051	9,853	32,035	25,908	324,840	29,847	488,789
Consumer:
Total consumer
Pass	—	—	—	594	—	—	1,415	—	2,009
Total	—	—	—	594	—	—	1,415	—	2,009
Total loans:
Pass	191,626	183,903	226,064	212,343	346,034	444,397	421,785	48,601	2,074,753
Special Mention	—	—	604	5,412	—	412	225	313	6,966
Substandard – Still accruing	186	—	1,291	1,690	4,389	13,330	202	3,023	24,111
Substandard – Nonaccrual	—	—	4,629	7,828	5,361	3,806	420	4,850	26,894
Total	$191,812	$183,903	$232,588	$227,273	$355,784	$461,945	$422,632	$56,787	$2,132,724

	Term Loans by Origination Year						Revolving Loans
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Period	Converted to Term	Total
CRE:
Investor owned
Pass	$69,674	$47,701	$64,383	$158,733	$92,012	$123,112	$11,187	$6,467	$573,269
Substandard – Still accruing	—	—	—	2,049	—	835	—	—	2,884
Substandard – Nonaccrual	—	—	1,577	—	—	—	—	—	1,577
Total	69,674	47,701	65,960	160,782	92,012	123,947	11,187	6,467	577,730
Owner occupied
Pass	21,582	23,453	27,588	38,342	41,485	46,402	22,525	5,084	226,461
Substandard – Still accruing	—	—	—	—	—	8,055	—	—	8,055
Substandard – Nonaccrual	—	—	—	—	—	2,107	—	—	2,107
Total	21,582	23,453	27,588	38,342	41,485	56,564	22,525	5,084	236,623
Multifamily
Pass	10,268	13,726	15,152	51,326	31,931	15,244	17,590	704	155,941
Total	10,268	13,726	15,152	51,326	31,931	15,244	17,590	704	155,941
Secured by single family
Pass	17,882	50,369	14,880	17,824	24,631	16,053	41,528	2,466	185,633
Substandard – Still accruing	—	—	—	352	—	—	—	—	352
Substandard – Nonaccrual	—	3,960	3,876	4,922	—	—	—	—	12,758
Total	17,882	54,329	18,756	23,098	24,631	16,053	41,528	2,466	198,743
Land and construction
Pass	442	13,062	12,843	14,748	—	373	3,862	—	45,330
Substandard – Nonaccrual	—	—	—	—	1,699	—	—	—	1,699
Total	442	13,062	12,843	14,748	1,699	373	3,862	—	47,029
SBA secured by real estate
Pass	48,528	81,598	79,285	64,429	46,792	64,809	—	—	385,441
Special Mention	—	606	5,443	1,461	415	591	—	—	8,516
Substandard – Still accruing	—	1,297	—	1,360	145	2,278	—	—	5,080
Substandard – Nonaccrual	—	—	4,572	—	—	—	—	—	4,572
Total	48,528	83,501	89,300	67,250	47,352	67,678	—	—	403,609
Total CRE
Pass	168,376	229,909	214,131	345,402	236,851	265,993	96,692	14,721	1,572,075
Special Mention	—	606	5,443	1,461	415	591	—	—	8,516
Substandard – Still accruing	—	1,297	—	3,761	145	11,168	—	—	16,371
Substandard – Nonaccrual	—	3,960	10,025	4,922	1,699	2,107	—	—	22,713
Total	168,376	235,772	229,599	355,546	239,110	279,859	96,692	14,721	1,619,675
Commercial business:
C&I
Pass	23,596	37,142	2,655	33,660	12,519	9,467	325,040	5,451	449,530
Special Mention	—	221	—	—	—	—	—	170	391
Substandard – Still accruing	—	—	—	—	2,229	1,328	2,000	—	5,557
Substandard – Nonaccrual	—	4,600	350	4,165	4,073	—	450	—	13,638
Doubtful – Nonaccrual	—	—	—	—	—	—	2,410	—	2,410
Total	23,596	41,963	3,005	37,825	18,821	10,795	329,900	5,621	471,526
SBA non-real estate secured
Pass	10,296	8,738	5,444	1,041	275	3,473	—	—	29,267
Substandard – Still accruing	—	—	—	—	—	120	—	—	120
Substandard – Nonaccrual	—	607	2,859	—	—	—	—	—	3,466
Total	10,296	9,345	8,303	1,041	275	3,593	—	—	32,853
Total commercial business
Pass	33,892	45,880	8,099	34,701	12,794	12,940	325,040	5,451	478,797
Special Mention	—	221	—	—	—	—	—	170	391
Substandard – Still accruing	—	—	—	—	2,229	1,448	2,000	—	5,677
Substandard – Nonaccrual	—	5,207	3,209	4,165	4,073	—	450	—	17,104
Doubtful – Nonaccrual	—	—	—	—	—	—	2,410	—	2,410
Total	33,892	51,308	11,308	38,866	19,096	14,388	329,900	5,621	504,379
Consumer:
Total consumer
Pass	—	—	634	—	—	—	1,459	—	2,093
Total	—	—	634	—	—	—	1,459	—	2,093
Total loans:
Pass	202,268	275,789	222,864	380,103	249,645	278,933	423,191	20,172	2,052,965
Special Mention	—	827	5,443	1,461	415	591	—	170	8,907
Substandard – Still accruing	—	1,297	—	3,761	2,374	12,616	2,000	—	22,048
Substandard – Nonaccrual	—	9,167	13,234	9,087	5,772	2,107	450	—	39,817
Doubtful – Nonaccrual	—	—	—	—	—	—	2,410	—	2,410
Total	$202,268	$287,080	$241,541	$394,412	$258,206	$294,247	$428,051	$20,342	$2,126,147

Charge offs of loans by class of loans for the six months ended June 30, 2026 and the year ended December 31, 2025 were as follows (in thousands):

	Charge Offs by Loan Origination Year
Six Months Ended June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Gross charge offs:
Commercial business:
C&I	$—	$—	$—	$—	$—	$1,441	$1,441
SBA non-real estate secured	—	—	137	—	—	—	137
Total commercial business	—	—	137	—	—	1,441	1,578
Total gross charge offs	$—	$—	$137	$—	$—	$1,441	$1,578

	Charge Offs by Loan Origination Year
Year Ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Gross charge offs:
CRE:
Owner occupied	$—	$—	$1,061	$—	$—	$—	$1,061
Total CRE	—	—	1,061	—	—	—	1,061
Commercial business:
C&I	$—	$—	$—	$2,600	$—	$1,050	$3,650
Total commercial business	—	—	—	2,600	—	1,050	3,650
Total gross charge offs	$—	$—	$1,061	$2,600	$—	$1,050	$4,711

Past due and nonaccrual loans presented by loan class were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026	Total Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due 90 or more Days and Still Accruing
CRE:
Investor owned	$—	$—	$—
Owner occupied	2,107	2,107	—
Multifamily	—	—	—
Secured by single family	17,198	17,198	—
Land and construction	1,699	1,699	—
SBA secured by real estate	1,875	1,875	—
Total CRE	22,879	22,879	—
Commercial business:
C&I	1,270	—	—
SBA non-real estate secured	2,745	—	—
Total commercial business	4,015	—	—
Consumer	—	—	—
Total	$26,894	$22,879	$—

	Total Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due 90 or more Days and Still Accruing

December 31, 2025
CRE:
Investor owned	$1,577	$1,577	$—
Owner occupied	2,107	2,107	—
Multifamily	—	—	—
Secured by single family	12,758	12,758	—
Land and construction	1,699	1,699	—
SBA secured by real estate	4,572	4,572	—
Total CRE	22,713	22,713	—
Commercial business:
C&I	16,048	12,788	—
SBA non-real estate secured	3,466	—	—
Total commercial business	19,514	12,788	—
Consumer	—	—	—
Total	$42,227	$35,501	$—

No interest income was recognized on loans while on nonaccrual status during the three and six months ended June 30, 2026 and 2025.

Upon payoff of loans that had been on nonaccrual status, the Company recorded contractual interest income of $705 thousand and $1.2 million during the three and six months ended June 30, 2026, respectively, and $654 thousand during both the three and six months ended June 30, 2025. The Company also recorded $265 thousand of late fees during both the three and six months ended June 30, 2026 upon payoff of a loan that had been on nonaccrual status, compared with none during the three and six months ended June 30, 2025.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of June 30, 2026 and December 31, 2025 (in thousands).

June 30, 2026	Real Estate	Equipment	Business Blanket Lien	Total
CRE:
Investor owned	$—	$—	$—	$—
Owner occupied	2,107	—	—	2,107
Multifamily	—	—	—	—
Secured by single family	17,198	—	—	17,198
Land and construction	1,699	—	—	1,699
SBA secured by real estate	1,875	—	—	1,875
Total CRE	22,879	—	—	22,879
Commercial business:
C&I	—	—	—	—
SBA non-real estate secured	—	—	—	—
Total commercial business	—	—	—	—
Consumer	—	—	—	—
Total	$22,879	$—	$—	$22,879

December 31, 2025	Real Estate	Equipment	Business Blanket Lien	Total
CRE:
Investor owned	$1,577	$—	$—	$1,577
Owner occupied	2,107	—	—	2,107
Multifamily	—	—	—	—
Secured by single family	12,758	—	—	12,758
Land and construction	1,699	—	—	1,699
SBA secured by real estate	4,572	—	—	4,572
Total CRE	22,713	—	—	22,713
Commercial business:
C&I	—	—	7,074	7,074
SBA non-real estate secured	1,363	—	2,103	3,466
Total commercial business	1,363	—	9,177	10,540
Consumer	—	—	—	—
Total	$24,076	$—	$9,177	$33,253

The following table presents the aging of the amortized cost basis in past-due loans as of June 30, 2026 and December 31, 2025 (in thousands).

June 30, 2026	Current	30 - 59 Days Past due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Total
CRE:
Investor owned	$570,865	$—	$—	$—	$—	$570,865
Owner occupied	221,335	—	—	2,107	2,107	223,442
Multifamily	184,005	—	—	—	—	184,005
Secured by single family	188,168	—	—	17,197	17,197	205,365
Land and construction	47,083	—	—	1,699	1,699	48,782
SBA secured by real estate	408,261	1,206	—	—	1,206	409,467
Total CRE	1,619,717	1,206	—	21,003	22,209	1,641,926
Commercial business:
C&I	452,561	442	—	851	1,293	453,854
SBA non-real estate secured	33,132	438	—	1,365	1,803	34,935
Total commercial business	485,693	880	—	2,216	3,096	488,789
Consumer	2,009	—	—	—	—	2,009
Total	$2,107,419	$2,086	$—	$23,219	$25,305	$2,132,724

December 31, 2025	Current	30 - 59 Days Past due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Total
CRE:
Investor owned	$576,153	$1,577	$—	$—	$1,577	$577,730
Owner occupied	234,516	—	—	2,107	2,107	236,623
Multifamily	155,941	—	—	—	—	155,941
Secured by single family	197,746	416	303	278	997	198,743
Land and construction	47,029	—	—	—	—	47,029
SBA secured by real estate	397,308	1,729	—	4,572	6,301	403,609
Total CRE	1,608,693	3,722	303	6,957	10,982	1,619,675
Commercial business:
C&I	457,453	3,498	—	10,575	14,073	471,526
SBA non-real estate secured	29,387	—	1,495	1,971	3,466	32,853
Total commercial business	486,840	3,498	1,495	12,546	17,539	504,379
Consumer	2,093	—	—	—	—	2,093
Total	$2,097,626	$7,220	$1,798	$19,503	$28,521	$2,126,147

The Company may grant certain modifications of loans to borrowers experiencing financial difficulty on a case-by-case basis. The following presents the amortized cost basis of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2026 and the three and six months ended June 30, 2025. There were no modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2026. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended June 30, 2025	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Payment Deferral and Interest Rate Reduction	Total	Percentage of Class of Financing Receivable
CRE:
Investor owned	$—	$—	$—	$—	$—	$—	0.0%
Owner occupied	—	—	—	—	—	—	0.0%
Multifamily	—	—	—	—	—	—	0.0%
Secured by single family	—	8,349	—	—	—	8,349	4.2%
Land and construction	—	1,699	—	—	—	1,699	3.3%
SBA secured by real estate	—	—	—	—	—	—	0.0%
Total CRE	—	10,048	—	—	—	10,048	0.6%
Commercial business:
C&I	—	4,950	—	—	—	4,950	1.2%
SBA non-real estate secured	—	—	—	—	—	—	0.0%
Total commercial business	—	4,950	—	—	—	4,950	1.1%
Consumer	—	—	—	—	—	—	0.0%
Total	$—	$14,998	$—	$—	$—	$14,998	0.7%

Six Months Ended June 30, 2026	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total	Percentage of Class of Financing Receivable
CRE:
Investor owned	$—	$—	$—	$—	$—	$—	0.0%
Owner occupied	—	—	—	—	—	—	0.0%
Multifamily	—	—	—	—	—	—	0.0%
Secured by single family	—	—	819	—	388	1,207	0.6%
Land and construction	—	—	—	—	—	—	0.0%
SBA secured by real estate	—	—	—	—	—	—	0.0%
Total CRE	—	—	819	—	388	1,207	0.1%
Commercial business:
C&I	—	—	4,255	—	—	4,255	0.9%
SBA non-real estate secured	—	—	—	—	—	—	0.0%
Total commercial business	—	—	4,255	—	—	4,255	0.9%
Consumer	—	—	—	—	—	—	0.0%
Total	$—	$—	$5,074	$—	$388	$5,462	0.3%

Six Months Ended June 30, 2025	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Payment Deferral and Interest Rate Reduction	Total	Percentage of Class of Financing Receivable
CRE:
Investor owned	$—	$—	$—	$—	$—	$—	0.0%
Owner occupied	—	—	—	—	—	—	0.0%
Multifamily	—	—	—	—	—	—	0.0%
Secured by single family	—	8,349	—	—	—	8,349	4.2%
Land and construction	—	1,699	—	—	—	1,699	3.3%
SBA secured by real estate	—	—	—	—	—	—	0.0%
Total CRE	—	10,048	—	—	—	10,048	0.6%
Commercial business:
C&I	—	13,119	—	—	—	13,119	3.2%
SBA non-real estate secured	—	—	—	—	—	—	0.0%
Total commercial business	—	13,119	—	—	—	13,119	3.0%
Consumer	—	—	—	—	—	—	0.0%
Total	$—	$23,167	$—	$—	$—	$23,167	1.1%

The Company has not committed to lend any additional amounts to the borrowers included in the previous tables.

The following table presents the performance of such loans that have been modified in the preceding 12 months:

June 30, 2026	30 - 59 Days Past due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due
CRE:
Investor owned	$—	$—	$—	$—
Owner occupied	—	—	—	—
Multifamily	—	—	—	—
Secured by single family	—	—	4,473	4,473
Land and construction	—	—	—	—
SBA secured by real estate	—	—	—	—
Total CRE	—	—	4,473	4,473
Commercial business:
C&I	—	—	850	850
SBA non-real estate secured	—	—	—	—
Total commercial business	—	—	850	850
Consumer	—	—	—	—
Total	$—	$—	$5,323	$5,323

At June 30, 2025, none of the loans modified during the preceding 12 months to borrowers experiencing financial difficulty were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026 and the three and six months ended June 30, 2025. There were no modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2026:

Three Months Ended June 30, 2025	Principal Forgiveness (In Dollars)	Weighted- Average Interest Rate Reduction (In Percentage Points)	Weighted- Average Deferral or Extension (In Months)	Amortized Cost Basis Modified
CRE:
Secured by single family:
Payment deferral	—	—	7	$8,349
Land and construction - payment deferral	—	—	7	1,699
Commercial business:
C&I:
Payment deferral	—	—	7	4,950
Total				$14,998

Six Months Ended June 30, 2026	Principal Forgiveness (In Dollars)	Weighted- Average Interest Rate Reduction (In Percentage Points)	Weighted- Average Deferral or Extension (In Months)	Amortized Cost Basis Modified
CRE:
Term extension	—	—	3	$819
Interest rate reduction and term extension	—	0.8%	35	388
Commercial business:
C&I - term extension	—	—	9	4,255
Total				$5,462

Six Months Ended June 30, 2025	Principal Forgiveness (In Dollars)	Weighted- Average Interest Rate Reduction (In Percentage Points)	Weighted- Average Deferral or Extension (In Months)	Amortized Cost Basis Modified
CRE:
Secured by single family:
Payment deferral	—	—	7	$8,349
Land and construction - payment deferral	—	—	7	1,699
Commercial business:
C&I:
Payment deferral	—	—	8	13,119
Total				$23,167

The following table presents loans purchased and the carrying value of loans sold during the three and six months ended June 30, 2026 and 2025 by portfolio segment (in thousands):

	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended June 30, 2026:
Purchases	$—	$—	$—	$—
Sales	$628	$2,962	$—	$3,590
Three months ended June 30, 2025:
Purchases	$—	$2,012	$—	$2,012
Sales	$4,967	$5,207	$—	$10,174
Six months ended June 30, 2026:
Purchases	$—	$—	$—	$—
Sales	$9,052	$11,799	$—	$20,851
Six months ended June 30, 2025:
Purchases	$1,160	$2,012	$—	$3,172
Sales	$11,658	$7,357	$—	$19,015

Loan purchases during the periods presented above consisted entirely of repurchases of the guaranteed portions of previously sold SBA 7(a) loans in connection with borrower defaults or other circumstances requiring repurchase under applicable SBA program or secondary-market requirements.

NOTE 4 – TRANSFERS AND SERVICING

The Company sells the guaranteed portion of certain SBA loans in the secondary market and retains the servicing responsibility for those loans subsequent to the sale. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. The carrying value of loans sold was $3.6 million and $10.2 million during the three months ended June 30, 2026 and 2025, respectively, and $20.9 million and $19.0 million during the six months ended June 30, 2026 and 2025, respectively. Loans serviced for others totaled $162.3 million and $188.0 million at June 30, 2026 and December 31, 2025, respectively.

Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan. The servicing asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing assets primarily relate to accelerated prepayment of loans in excess of what was originally modeled driven by changes in interest rates and a reduction in the estimated future cash flows.

The activity in servicing assets during the period includes additions from loan sales with servicing retained and reductions from amortization as the serviced loans are repaid and the servicing fees are earned. The servicing asset activity for the three and six months ended June 30, 2026 and 2025 is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,957	$1,993	$1,913	$2,087
Additions	53	182	358	338
Amortization	(293)	(211)	(554)	(461)
Reversal (Impairment)	—	—	—	—
Balance, end of period	$1,717	$1,964	$1,717	$1,964

Key economic assumptions used in measuring the initial fair value of servicing assets were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(weighted average rates per annum)	2026	2025	2026	2025
Constant prepayment rates (level 3)	26.57%	22.92%	23.54%	22.54%
Discount rates (level 3)	11.00%	11.00%	11.00%	11.00%

Note 5 – leases

The components of total lease costs were as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$573	$566	$1,144	$1,121

Right-of-use assets and lease liabilities and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Right-of-use assets:
Operating leases	Other assets	$6,733	$6,352
Total right-of-use assets		$6,733	$6,352

Lease liabilities:
Operating leases	Accrued interest payable and other liabilities	$7,091	$6,698
Total lease liabilities		$7,091	$6,698

In February 2026, the Company entered into an amendment to extend the lease agreement for its office space in La Jolla, California by 60 months. As a result of this amendment, the Company obtained operating lease right-of-use assets in exchange for lease obligations of $1.3 million during the six months ended June 30, 2026.

In May 2026, the Company entered into a lease agreement for administrative office space in Brea, California. The initial lease term is 39 months, commencing after completion of certain tenant improvements and ending on the last day of the calendar month that occurs three years and three months after the commencement date. The final commencement and expiration dates are expected to be confirmed in a start date amendment. The lease includes aggregate fixed base rent payments of approximately $0.5 million, net of scheduled rent abatements. Upon lease commencement, the Company expects to recognize an operating lease right-of-use asset and corresponding lease liability based on the present value of the remaining fixed lease payments.

Note 6 – Deposits

Deposits at June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Noninterest-bearing deposits	$663,200	$606,105
Interest-bearing checking accounts	308,561	309,013
Savings and money market	1,136,611	1,025,393
Time deposit accounts under $250,000	102,375	122,518
Time deposit accounts $250,000 and over	170,490	160,852
Total deposits	$2,381,237	$2,223,881

As of June 30, 2026 and December 31, 2025, all noninterest-bearing deposits are demand deposits.

The Company participates in the IntraFi Network, which provides deposit placement services through Insured Cash Sweep (“ICS”) and Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits. These services allocate deposits across multiple banks within the IntraFi network in amounts that do not exceed the standard FDIC insurance limit at each receiving institution. At June 30, 2026 and December 31, 2025, interest-bearing checking accounts included ICS reciprocal deposits of $8.2 million and $18.0 million, respectively, savings and money market accounts included ICS reciprocal deposits of $148.4 million and $168.7 million, respectively, and time deposits under $250,000 included CDARS reciprocal deposits of $88.8 million and $108.3 million, respectively.

Total deposits shown in the table above included the following brokered deposit balances (in thousands):

	June 30, 2026	December 31, 2025
Brokered deposits:
Savings and money market	$563	$563
Time deposit accounts under $250,000	997	1,245
Time deposit accounts $250,000 and over	47,741	63,255
Total brokered deposits	$49,301	$65,063

The maturity of time deposits as of June 30, 2026 is as follows (in thousands):

Amount
2026	$162,242
2027	86,229
2028	21,670
2029	2,229
2030 and thereafter	495
$272,865

Note 7 – borrowing arrangements

The Company’s borrowings include advances from the Federal Home Loan Bank (“FHLB”) of San Francisco and subordinated debt issued by the parent company, Private Bancorp of America, Inc.

A summary of FHLB borrowings as of June 30, 2026 and December 31, 2025, is as follows (in thousands):

Lender	Maturity	Rate of Interest	June 30, 2026	December 31, 2025
Federal Home Loan Bank	March 12, 2026	4.77%	$—	$3,000
Federal Home Loan Bank	March 12, 2027	4.56%	3,000	3,000
Federal Home Loan Bank	March 17, 2028	3.96%	5,000	5,000
Total			$8,000	$11,000

At June 30, 2026 and December 31, 2025, loans with a principal balance of approximately $741.8 million and $746.5 million and securities with a principal balance of approximately $5.7 million and $5.3 million were pledged as collateral to the FHLB for the borrowings, respectively. At June 30, 2026 and December 31, 2025, the Company had remaining financing availability of approximately $521.4 million and $535.0 million based on the level of pledged loans and securities, respectively, after consideration of FHLB borrowings outstanding and a $6.0 million letter of credit to secure deposits at both June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, loans with a principal balance of approximately $824.2 million and $817.3 million were pledged as collateral to the Federal Reserve Bank on a secured borrowing arrangement with related borrowing capacity of approximately $620.1 million and $607.4 million, respectively. There was no balance outstanding on this borrowing arrangement at June 30, 2026 and December 31, 2025.

The Company has borrowing lines with correspondent banks totaling $115.0 million as of June 30, 2026 and $100.0 million as of December 31, 2025. There were no balances outstanding on these borrowing lines as of June 30, 2026 and December 31, 2025.

On April 24, 2019, Private Bancorp of America, Inc. issued $18.0 million of Fixed-to-Floating Subordinated Notes (“Notes”), which mature on April 25, 2029. The Notes accrued interest at a 6.00% fixed rate for the first five years until April 25, 2024 with quarterly interest payments. After April 25, 2024, interest on the Notes accrues at a variable rate at the three-month Secured Overnight Financing Rate (“SOFR”) plus 3.42%. The total variable rate on the Notes was 7.35% and 7.54% as of June 30, 2026 and December 31, 2025, respectively. Debt issuance costs were $0.1 million and are being amortized through the maturity date. The balance net of issuance cost is $18.0 million as of June 30, 2026 and December 31, 2025.

Note 8 – Commitments AND CONTINGENCIES

Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit losses in the event of nonperformance by the other parties for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following is a summary of contractual or notional amounts of off-balance sheet financial instruments that represent credit risk at June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risks:
Commitments to extend credit	$304,907	$315,180
Standby letters of credit	8,410	7,541
Total	$313,317	$322,721

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates of not more than 12 months and may require payment of a fee. Since many of the commitments are not expected to be drawn upon, the total commitment amounts may not represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include marketable investment securities, accounts receivable, inventory, property, plant, and equipment, real properties and deposits.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily used in public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary.

The Company has committed to invest in partnerships that sponsor affordable housing projects utilizing the Low-Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act (“CRA”). Capital contributions are called for up to an amount specified in the partnership agreements. In addition, the Company invests in other CRA investments including Small Business Investment Companies. At June 30, 2026 and December 31, 2025, the Company had unfunded commitments to contribute capital to these LIHTC and other CRA investments totaling $1.3 million and $2.4 million, respectively.

Contingencies

The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could adversely affect the Company’s business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued. As of June 30, 2026 and December 31, 2025, there were no material loss contingency accruals nor are there matters that would have a material effect on the financial statements if accrued.

NOTE 9 – EARNINGS PER SHARE (“EPS”)

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The following is a reconciliation (in thousands):

	Three Months Ended June 30,
	2026		2025
	Net		Net
	Income	Shares	Income	Shares
Net income as reported	$13,118		$10,449
Less: Earnings allocated to participating securities	(100)		(88)
Net income available to common shareholders	13,018		10,361
Weighted average common shares outstanding		5,725		5,804
Less unvested restricted shares		(44)		(49)
Total weighted-average basic shares outstanding		5,681		5,755
Dilutive effect of outstanding stock options and unvested restricted stock units		60		83
Total weighted-average diluted shares outstanding	$13,018	5,741	$10,361	5,838

	Six Months Ended June 30,
	2026		2025
	Net		Net
	Income	Shares	Income	Shares
Net income as reported	$25,145		$21,011
Less: Earnings allocated to participating securities	(186)		(177)
Net income available to common shareholders	24,959		20,834
Weighted average common shares outstanding		5,730		5,794
Less unvested restricted shares		(42)		(49)
Total weighted-average basic shares outstanding		5,688		5,745
Dilutive effect of outstanding stock options and unvested restricted stock units		69		86
Total weighted-average diluted shares outstanding	$24,959	5,757	$20,834	5,831

There were no anti-dilutive options and unvested RSUs for the three and six months ended June 30, 2026 and 2025.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis:

Securities available for sale: The fair values of securities available for sale are determined using quoted market prices, when available (Level 1), or matrix pricing (Level 2). Matrix pricing is a valuation technique widely used in the industry to value debt securities based on their relationship to benchmark securities with quoted market prices.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
June 30, 2026	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value:
On a Recurring Basis:
Securities available for sale	$—	$237,074	$—	$237,074

December 31, 2025
Assets Measured at Fair Value:
On a Recurring Basis:
Securities available for sale	$—	$217,837	$—	$217,837

The Company had no assets or liabilities for which a nonrecurring fair value remeasurement was recognized after initial recognition during the three and six months ended June 30, 2026 and the year ended December 31, 2025.

Note 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of financial instruments fulfills the accounting requirements per the FASB ASC Topic 825 - Financial Instruments. The fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The fair value hierarchy level and estimated fair value of financial instruments is summarized as follows (in thousands):

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets
Cash and due from banks	Level 1	$32,211	$32,211	$11,148	$11,148
Interest-bearing deposits-other	Level 1	22,275	22,275	13,523	13,523
Interest-bearing deposits at Federal Reserve Bank	Level 1	245,869	245,869	130,344	130,344
Interest-bearing time deposits with other financial institutions	Level 1	4,344	4,344	4,355	4,355
Debt securities available for sale	Level 2	237,074	237,074	217,837	217,837
Loans held for sale	Level 3	—	—	2,330	2,330
Loans held for investment, net	Level 3	2,102,262	2,126,808	2,096,824	2,126,101
Servicing assets	Level 3	1,717	2,701	1,913	2,796
Accrued interest receivable	Level 1	8,248	8,248	8,284	8,284

Liabilities
Time deposits	Level 2	$272,865	$272,039	$283,370	$283,422
Other deposits(1)	Level 2	2,108,372	2,108,372	1,940,511	1,940,511
Borrowings	Level 2	25,979	25,939	28,976	29,113
Accrued interest payable	Level 1	865	865	1,087	1,087

(1) Includes non-interest bearing deposits, interest bearing checking deposits, savings and money market deposits that have no stated maturities and are assumed to have a fair value equal to the carrying value.

NOTE 12 – SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On March 19, 2026, the Company’s Board of Directors authorized up to $3 million in aggregate consideration for the repurchase of shares in privately-negotiated transactions and in the open market. On March 31, 2026, the authorized stock repurchases concluded with repurchases totaling 44,214 shares at an average price per share of $67.80, excluding brokerage commissions and other execution costs. The stock repurchases resulted in a $3.0 million reduction to the Company’s retained earnings in the three months ended March 31, 2026. All repurchased shares were retired and canceled, returning them to the status of authorized but unissued shares.

On April 29, 2026, our Board authorized a stock repurchase program, whereby the Company may repurchase an aggregate amount of up to $10.0 million of shares of its common stock. As of June 30, 2026, no shares of the Company’s common stock were repurchased under the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All references to “we,” “us,” “our,” or the “Company” means Private Bancorp of America, Inc. and its wholly-owned subsidiary CalPrivate Bank. All references to the “Bank” refer to CalPrivate Bank.

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning.

We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•
The strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•
Adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
•
The effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•
Interest rate, liquidity, economic, market, credit, operational, and inflation risks associated with our business, including the speed and predictability of changes in these risks;
•
Our ability to attract and retain deposits and to access other sources of liquidity, particularly in a higher interest rate environment, and the quality and composition of our deposits;
•
Business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. federal budget or debt, or turbulence or uncertainty in domestic or foreign financial markets;
•
The effects of concentrations in our loan portfolio, including Small Business Administration (“SBA”) loans, commercial real estate (“CRE”) and the risks of geographic and industry concentrations;
•
Possible credit-related impairments of securities held by us;
•
Changes in the level of our nonperforming assets and charge-offs;
•
The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•
The ability to attract and retain essential personnel or changes in our essential personnel;
•
The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
•
Compliance risks, including the costs of monitoring, testing, and maintaining compliance with complex laws and regulations;
•
The effectiveness of our risk management framework and quantitative models;

•
The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, or other accounting standards setters;
•
The impact of governmental efforts to restructure or modify the U.S. financial regulatory system;
•
The impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount;
•
Changes in consumer spending, borrowing, and savings habits;
•
Changes in the financial performance and/or condition of our borrowers;
•
Our ability to effectively compete with banks, nonbank financial institutions and financial technology companies and the effects of competition in the financial services industry on our business;
•
The effects of disruptions or instability in the financial system, including as a result of the failure of a financial institution or other participants in it, or geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters;
•
Cybersecurity threats and the cost of defending against them;
•
Uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”) and generative AI;
•
Climate change, including the enhanced regulatory, compliance, credit, and reputational risks and costs;
•
Unanticipated regulatory, legal, or judicial proceedings;
•
The one-time and incremental costs of operating as a public company;
•
Our ability to meet our obligations as a public company, including our obligation under Section 404 of the Sarbanes-Oxley Act of 2002; and
•
Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see Item 1A. Risk Factors of our Registration Statement on Form 10 (File No. 001-43397), initially filed with the SEC on July 13, 2026, as amended by Amendment No. 1, filed with the SEC on July 17, 2026 (together, the “Form 10”), which was declared effective by the SEC on July 29, 2026, and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

General

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our Form 10, plus the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.

Overview

The Company was incorporated in California in 2015 and is a registered bank holding company headquartered in La Jolla, California. Our wholly owned subsidiary, CalPrivate Bank, was founded in 2006 and is a California state-chartered commercial bank with deposits insured by the FDIC.

We are a relationship-based bank that specializes in serving the unique needs of our private banking clients, the businesses they own and operate, and the advisors that serve them. We organize our business development activities and operations around three categories - private banking, business banking, and SBA lending. We leverage our deep understanding of our clients’ banking needs, coupled with innovative technology, to deliver customized banking products and services for our private and business banking clients, which include high-net-worth individuals, real estate entrepreneurs, professionals, closely-held businesses, and for-profit and nonprofit businesses. At June 30, 2026, we served our clients from our seven branches located throughout coastal Southern California, specifically Beverly Hills, Coronado, La Jolla, Montecito, Newport Beach, San Diego and El Segundo, California. At June 30, 2026, we had total assets of $2.7 billion, total deposits of $2.4 billion, and total equity of $285.5 million, and the Bank was considered “well capitalized” for regulatory capital purposes at that date.

Critical Accounting Policies and Estimates

Management has established various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations, which management considers to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. The Company’s critical accounting policies consist of the allowance for credit losses and deferred tax assets and income taxes. Please see Item 2. Financial Information in the Company’s Form 10 for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the audited consolidated financial statements in our Form 10.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the standard on the application date for public companies.

We have elected to take advantage of certain of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

The following is a discussion of these critical accounting policies and significant estimates that require us to make complex and subjective judgments.

Allowance for Credit Losses

We account for credit losses on loans held for investment under the current expected credit loss (“CECL”) methodology. The allowance for credit losses represents management’s estimate of expected lifetime credit losses in the loan portfolio and expected losses on unfunded lending commitments as of the balance sheet date. The estimate is based on relevant available information, including historical credit loss experience, current portfolio conditions, reasonable and supportable economic forecasts, loan risk characteristics, collateral values, borrower-specific information, and qualitative factors.

For loans that share similar risk characteristics, management estimates expected credit losses on a collective basis using third-party lifetime loss rate models for CRE, commercial business, and consumer loans. The models consider exposure at default, loan attributes, prepayment assumptions, expected utilization assumptions, and reasonable and supportable economic forecasts. Key assumptions include portfolio segmentation, risk ratings, prepayment assumptions, economic scenario weighting, and calibration scalars. The economic scenarios include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed each reporting period and are subject to change as economic conditions, portfolio composition and credit quality change.

Management also applies qualitative adjustments when the model output does not fully capture expected credit losses. These adjustments may reflect management’s assessment of current and expected economic conditions, credit concentrations, collateral-specific risks, regulatory and external factors, model limitations, underwriting changes, portfolio segmentation, and other factors that may affect expected credit losses. Because these judgments are inherently subjective, changes in the underlying assumptions or in management’s assessment of credit risk could materially affect the allowance for credit losses and provision for credit losses.

Loans that do not share risk characteristics with other loans are evaluated individually. These loans generally include nonaccrual loans and collateral-dependent loans. For collateral-dependent loans, expected credit losses are measured based on the fair value of the collateral, less estimated costs to sell when applicable. This estimate is sensitive to changes in collateral values, appraisal assumptions, market conditions, expected liquidation timing and estimated selling costs.

The provision for credit losses is directly affected by changes in the allowance for credit losses. The allowance for credit losses is sensitive to changes in portfolio composition, borrower risk ratings, nonaccrual and past due loans, collateral values, charge-off experience, economic forecasts, probability weighting of economic scenarios, qualitative factors and model calibration.

Deferred Tax Assets and Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases. Management evaluates deferred tax assets for realizability and records a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. This assessment requires judgment regarding future taxable income, the timing of reversals of temporary differences, tax planning strategies, tax credit utilization, and changes in applicable tax laws and rates.

The estimate is subject to uncertainty because future taxable income, tax law changes, state apportionment, utilization of tax credits and discrete tax items may differ from management’s assumptions. Changes in those assumptions could affect the amount of deferred tax assets recognized and the provision for income taxes.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies. Management believes that these non-GAAP financial measures provide useful information to gain an understanding of the operating results of our core business.

Efficiency Ratio

For the periods presented below, efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure is calculated by dividing noninterest expense by total net interest income and noninterest income. Management believes this measure provides investors with useful supplemental information regarding our operating efficiency by showing the portion of revenue used to support noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2026	2025	2026	2025
Efficiency Ratio
Noninterest expense	$16,863	$15,689	$32,543	$29,744
Net interest income	33,545	30,113	66,154	57,845
Noninterest income	1,001	1,730	2,936	3,343
Total net interest income and noninterest income	$34,546	$31,843	$69,090	$61,188
Efficiency ratio (non-GAAP)	48.81%	49.27%	47.10%	48.61%

Pre-tax Pre-Provision Net Revenue

For the periods presented below, pre-tax pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. This figure is calculated as net interest income plus noninterest income, less noninterest expense, before provision for credit losses and income tax expense. Management believes this measure provides investors with useful supplemental information regarding our ability to generate earnings from operations before the effects of credit loss provisioning and income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2026	2025	2026	2025
Pretax pre-provision net revenue
Net interest income	$33,545	$30,113	$66,154	$57,845
Noninterest income	1,001	1,730	2,936	3,343
Total net interest income and noninterest income	34,546	31,843	69,090	61,188
Less: Noninterest expense	16,863	15,689	32,543	29,744
Pretax pre-provision net revenue (non-GAAP)	$17,683	$16,154	$36,547	$31,444

Return on Average Tangible Common Equity

For the periods presented below, return on average tangible common equity is a non-GAAP financial measure derived from GAAP-based amounts. This figure is calculated by dividing net income, annualized for interim periods, by average tangible common equity, which is average shareholders’ equity less average intangible assets. Management believes this measure provides investors with useful supplemental information regarding returns generated on tangible common equity.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2026	2025	2026	2025
Return on Average Tangible Equity
Net income	$13,118	$10,449	$25,145	$21,011
Average shareholders’ equity	$280,149	$242,235	$276,032	$236,517
Less: Average intangible assets	1,819	1,953	1,865	1,953
Average tangible common equity (non-GAAP)	$278,330	$240,282	$274,167	$234,564
Return on average equity	18.78%	17.30%	18.37%	17.91%
Return on average tangible common equity (non-GAAP)	18.90%	17.44%	18.49%	18.06%

Tangible Book Value Per Share

For the periods presented below, tangible book value per share is a non-GAAP financial measure derived from GAAP-based amounts. This figure is calculated by dividing total tangible equity, which is total equity less total intangible assets, by shares outstanding. Management believes this measure provides investors with useful supplemental information regarding the Company’s tangible net asset value on a per share basis.

(Dollars in thousands except per share data)	June 30, 2026	December 31, 2025
Tangible book value per share
Total equity	$285,516	$263,964
Less: Total intangible assets	1,717	1,913
Total tangible equity	$283,799	$262,051
Shares outstanding	5,725,696	5,728,187
Book value per common share	$49.87	$46.08
Tangible book value per share (non-GAAP)	$49.57	$45.75

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Net income and Profitability

Net income was $13.1 million for the three months ended June 30, 2026, compared to $10.4 million for the three months ended June 30, 2025. The increase was primarily due to a $3.4 million increase in net interest income and a $1.5 million favorable change in provision for credit losses, partially offset by a $729 thousand decrease in noninterest income, a $1.2 million increase in noninterest expense and a $357 thousand increase in provision for income taxes. Diluted earnings per common share were $2.27 for the three months ended June 30, 2026, compared to $1.77 for the same period in 2025. Return on average assets was 1.99% for the three months ended June 30, 2026, compared to 1.69% for the same period in 2025, and return on average equity was 18.78%, compared to 17.30%. Return on average tangible common equity, a non-GAAP financial measure, was 18.90% for the three months ended June 30, 2026, compared to 17.44% for the same period in 2025. The increases in return on average equity and return on average tangible common equity were primarily due to higher net income, partially offset by growth in average shareholders’ equity and average tangible common equity. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of return on average tangible common equity to the most directly comparable GAAP measure.

Pre-tax pre-provision net revenue, a non-GAAP financial measure, was $17.7 million for the three months ended June 30, 2026, compared to $16.2 million for the three months ended June 30, 2025. The increase was primarily due to higher net interest income, driven by higher interest income from loans and investment securities and lower interest expense on deposits. The increase in net interest income was partially offset by lower noninterest income, primarily due to lower gain on sale of SBA loans, and higher noninterest expense, primarily due to higher compensation and employee benefits. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of pre-tax pre-provision net revenue to the most directly comparable GAAP measure.

Net income was $25.1 million for the six months ended June 30, 2026, compared to $21.0 million for the six months ended June 30, 2025. The increase was primarily due to an $8.3 million increase in net interest income, partially offset by a $223 thousand increase in provision for credit losses, a $407 thousand decrease in noninterest income, a $2.8 million increase in noninterest expense and a $746 thousand increase in provision for income taxes. Diluted earnings per common share were $4.34 for the six months ended June 30, 2026, compared to $3.57 for the same period in 2025. Return on average assets was 1.94% for the six months ended June 30, 2026, compared to 1.71% for the same period in 2025, and return on average equity was 18.37%, compared to 17.91%. Return on average tangible common equity, a non-GAAP financial measure, was 18.49% for the six months ended June 30, 2026, compared to 18.06% for the same period in 2025. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of return on average tangible common equity to the most directly comparable GAAP measure.

Pre-tax pre-provision net revenue, a non-GAAP financial measure, was $36.5 million for the six months ended June 30, 2026, compared to $31.4 million for the six months ended June 30, 2025. The increase was primarily due to higher net interest income, driven by higher interest income from loans and investment securities and lower interest expense on deposits and borrowings. The increase in net interest income was partially offset by lower noninterest income and higher noninterest expense, primarily due to higher compensation and employee benefits and administrative and other expense. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of pre-tax pre-provision net revenue to the most directly comparable GAAP measure.

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments (“interest-earning assets”) and the interest paid on deposits and borrowed funds (“interest-bearing liabilities”). Net interest margin is annualized net interest income as a percentage of average interest-earning assets for the period. Net interest income is affected by changes in volume, mix, and rates of interest-earning assets and interest-bearing liabilities, as well as days in a period.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the periods indicated. The average balances are daily averages and include both performing and nonperforming loans.

	For the Three Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets
Deposits in other financial institutions	$206,162	$1,953	3.80%	$191,701	$2,184	4.57%
Investment securities	241,093	2,384	3.96%	182,772	1,800	3.94%
Loans, including loans held for sale(1)(2)	2,148,935	39,038	7.29%	2,069,415	38,004	7.37%
Total interest-earning assets	2,596,190	43,375	6.70%	2,443,888	41,988	6.89%
Noninterest-earning assets	46,930			43,336
Total Assets	$2,643,120			$2,487,224

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	293,170	319	0.44%	242,929	814	1.34%
Savings and money market accounts, excluding brokered	1,114,162	6,765	2.44%	1,002,820	7,130	2.85%
Time deposits, excluding brokered	213,426	1,818	3.42%	218,900	2,097	3.84%
Total deposits, excluding brokered	1,620,758	8,902	2.20%	1,464,649	10,041	2.75%
Total brokered deposits	49,514	511	4.14%	120,935	1,335	4.43%
Total Interest-Bearing Deposits	1,670,272	9,413	2.26%	1,585,584	11,376	2.88%

FHLB advances	8,000	83	4.16%	12,868	139	4.33%
Other borrowings	17,981	334	7.45%	17,973	360	8.03%
Total Interest-Bearing Liabilities	1,696,253	9,830	2.32%	1,616,425	11,875	2.95%

Noninterest-bearing deposits	649,135			609,760
Total Funding Sources	2,345,388	9,830	1.68%	2,226,185	11,875	2.14%

Noninterest-bearing liabilities	17,583			18,804
Shareholders’ equity	280,149			242,235

Total Liabilities and Shareholders’ Equity	$2,643,120			$2,487,224

Net interest income/spread(3)		$33,545	5.02%		$30,113	4.75%
Net interest margin(4)			5.18%			4.94%

(1) Loan balances presented above include both loans held for investment and loans held for sale. Nonaccrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations.

(2) Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs, and prepayment penalties.
(3) Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(4) Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.

Net interest income increased $3.4 million, or 11.4%, to $33.5 million for the three months ended June 30, 2026, compared to $30.1 million for the three months ended June 30, 2025. Net interest margin increased 24 basis points to 5.18% for the three months ended June 30, 2026, compared to 4.94% for the same period in 2025. The increase in net interest income was driven by a $1.4 million increase in total interest income and a $2.0 million decrease in total interest expense, primarily due to higher average balances of loans and investment securities, together with lower funding costs, including lower rates paid on deposits and a lower average balance of brokered deposits. The improvement in net interest margin reflected lower funding costs, which more than offset a lower average yield on interest-earning assets.

Analysis of Changes in Interest Income and Expenses

Changes in our net interest income are a function of changes in volume and rates of interest-earning assets and interest-bearing liabilities. Changes in net interest income that are not a function of changes in volume and rates of interest-earning assets and interest-bearing liabilities are allocated proportionately to the change due to volume and the change due to rate. The following table presents the impact the volume and rate changes have had on our net interest income for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•
Changes in volume (changes in volume multiplied by the prior period rate);
•
Changes in interest rates (changes in interest rates multiplied by the prior period volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•
The total change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	For the Three Months Ended June 30, 2026 to 2025
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets:
Deposits in other financial institutions	$187	$(418)	$(231)
Investment securities	577	7	584
Loans	1,438	(404)	1,034
Total interest-earning assets	2,202	(815)	1,387

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	219	(714)	(495)
Savings and money market accounts, excluding brokered	1,159	(1,524)	(365)
Time deposits, excluding brokered	(51)	(228)	(279)
Total deposits, excluding brokered	1,327	(2,466)	(1,139)
Total brokered deposits	(742)	(82)	(824)
Total Interest-Bearing Deposits	585	(2,548)	(1,963)

FHLB advances	(51)	(5)	(56)
Other borrowings	—	(26)	(26)
Total Interest-Bearing Liabilities	534	(2,579)	(2,045)

Net interest income/margin	$1,668	$1,764	$3,432

Total interest income increased $1.4 million, or 3.3%, to $43.4 million for the three months ended June 30, 2026, compared to $42.0 million for the same period in 2025. The increase was primarily due to higher interest income from loans and investment securities. Interest income on loans increased $1.0 million, reflecting a $79.5 million increase in average loan balances, partially offset by an 8 basis point decrease in loan yield. Interest income on investment securities increased $0.6 million, reflecting a $58.3 million increase in average investment securities balances. These increases were partially offset by a $0.2 million decrease in interest income on deposits in other financial institutions, primarily reflecting a 77 basis point decrease in yield.

Total interest expense decreased $2.0 million, or 17.2%, to $9.8 million for the three months ended June 30, 2026, compared to $11.9 million for the same period in 2025. The decrease was primarily driven by lower deposit costs, including a $0.8 million decrease in interest expense on brokered deposits as average brokered deposits decreased $71.4 million. The total cost of deposits decreased 45 basis points to 1.63% for the three months ended June 30, 2026, compared to 2.08% for the same period in 2025. The decrease in total cost of deposits was primarily due to lower rates paid on interest-bearing deposit products and a reduction in average brokered deposits.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the periods indicated. The average balances are daily averages and include both performing and nonperforming loans.

	For the Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets
Deposits in other financial institutions	$195,563	$3,738	3.85%	$197,273	$4,382	4.48%
Investment securities	235,594	5,045	4.28%	170,328	3,305	3.88%
Loans, including loans held for sale(1)(2)	2,137,192	77,005	7.27%	2,073,976	74,569	7.25%
Total interest-earning assets	2,568,349	85,788	6.74%	2,441,577	82,256	6.79%
Noninterest-earning assets	50,084			35,977
Total Assets	$2,618,433			$2,477,554

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	295,256	895	0.61%	243,611	1,784	1.48%
Savings and money market accounts, excluding brokered	1,086,121	13,043	2.42%	979,170	13,960	2.88%
Time deposits, excluding brokered	215,034	3,670	3.44%	207,699	4,053	3.94%
Total deposits, excluding brokered	1,596,411	17,608	2.22%	1,430,480	19,797	2.79%
Total brokered deposits	55,698	1,165	4.22%	151,825	3,478	4.62%
Total Interest-Bearing Deposits	1,652,109	18,773	2.29%	1,582,305	23,275	2.97%

FHLB advances	9,160	193	4.25%	18,464	411	4.49%
Other borrowings	17,979	668	7.49%	17,977	725	8.13%
Total Interest-Bearing Liabilities	1,679,248	19,634	2.36%	1,618,746	24,411	3.04%

Noninterest-bearing deposits	644,631			602,126
Total Funding Sources	2,323,879	19,634	1.70%	2,220,872	24,411	2.22%

Noninterest-bearing liabilities	18,522			20,165
Shareholders’ equity	276,032			236,517

Total Liabilities and Shareholders’ Equity	$2,618,433			$2,477,554

Net interest income/spread(3)		$66,154	5.04%		$57,845	4.57%
Net interest margin(4)			5.19%			4.78%

(1) Loan balances presented above include both loans held for investment and loans held for sale. Nonaccrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations.

(2) Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs, and prepayment penalties.
(3) Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(4) Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.

Net interest income increased $8.3 million, or 14.4%, to $66.2 million for the six months ended June 30, 2026, compared to $57.8 million for the six months ended June 30, 2025. Net interest margin increased 41 basis points to 5.19% for the six months ended June 30, 2026, compared to 4.78% for the same period in 2025. The increase in net interest income was driven by a $3.5 million increase in total interest income and a $4.8 million decrease in total interest expense. Total interest income increased primarily due to higher average balances of loans and investment securities and higher yields on investment securities. Total interest expense decreased primarily due to lower rates paid on interest-bearing deposits and a lower average balance of brokered deposits. The improvement in net interest margin reflected lower funding costs, which more than offset a modest decrease in the average yield on interest-earning assets.

Analysis of Changes in Interest Income and Expenses

Changes in our net interest income are a function of changes in volume and rates of interest-earning assets and interest-bearing liabilities. Changes in net interest income that are not a function of changes in volume and rates of interest-earning assets and interest-bearing liabilities are allocated proportionately to the change due to volume and the change due to rate. The following table presents the impact the volume and rate changes have had on our net interest income for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•
Changes in volume (changes in volume multiplied by the prior period rate);
•
Changes in interest rates (changes in interest rates multiplied by the prior period volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•
The total change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	For the Six Months Ended June 30, 2026 to 2025
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets:
Deposits in other financial institutions	$(38)	$(606)	$(644)
Investment securities	1,370	370	1,740
Loans	2,277	159	2,436
Total interest-earning assets	3,609	(77)	3,532

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	504	(1,393)	(889)
Savings and money market accounts, excluding brokered	2,067	(2,984)	(917)
Time deposits, excluding brokered	150	(533)	(383)
Total deposits, excluding brokered	2,721	(4,910)	(2,189)
Total brokered deposits	(2,034)	(279)	(2,313)
Total Interest-Bearing Deposits	687	(5,189)	(4,502)

FHLB advances	(197)	(21)	(218)
Other borrowings	—	(57)	(57)
Total Interest-Bearing Liabilities	490	(5,267)	(4,777)

Net interest income/margin	$3,119	$5,190	$8,309

Total interest income increased $3.5 million, or 4.3%, to $85.8 million for the six months ended June 30, 2026, compared to $82.3 million for the same period in 2025. The increase was primarily due to higher interest income from loans and investment securities. Interest income on loans increased $2.4 million, reflecting a $63.2 million increase in average loan balances and a 2 basis point increase in loan yield. Interest income on investment securities increased $1.7 million, reflecting a $65.3 million increase in average investment securities balances and a 41 basis point increase in investment securities yield. These increases were partially offset by a $0.6 million decrease in interest income on deposits in other financial institutions, primarily reflecting a 63 basis point decrease in yield.

Total interest expense decreased $4.8 million, or 19.6%, to $19.6 million for the six months ended June 30, 2026, compared to $24.4 million for the same period in 2025. The decrease was primarily driven by lower deposit costs, including a $2.3 million decrease in interest expense on brokered deposits as average brokered deposits decreased $96.1 million. The total cost of deposits decreased 50 basis points to 1.65% for the six months ended June 30, 2026, compared to 2.15% for the same period in 2025. The decrease in total cost of deposits was primarily due to lower rates paid on interest-bearing deposit products and a reduction in average brokered deposits.

Provision for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio and unfunded lending commitments as of the balance sheet date. Factors impacting the allowance for credit losses include the risk characteristics of the loan portfolio, the level of nonperforming loans, net charge-offs, current and historical credit experience, local economic and credit conditions, collateral values, reasonable and supportable economic forecasts, and expected funding of lending commitments. The provision for credit losses is charged or reversed against earnings to maintain the allowance for credit losses at a level management believes is appropriate.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

For the three months ended June 30, 2026, we recorded a reversal of provision for credit losses of $204 thousand, compared to a provision for credit losses of $1.3 million for the three months ended June 30, 2025. The reversal was primarily driven by loan payoffs, improvements in delinquency status and net recoveries of $300 thousand. These factors were partially offset by higher reserves resulting from annual updates to certain CECL model calibration assumptions and qualitative factors, particularly for multifamily and commercial and industrial loans, as well as higher reserves for individually evaluated loans.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

For the six months ended June 30, 2026, we recorded a provision for credit losses of $1.8 million, compared to $1.6 million for the six months ended June 30, 2025. The increase primarily reflected higher levels of past due loans, loan growth, net charge-offs, increased weighting toward the downside economic scenario and annual updates to certain CECL model calibration assumptions and qualitative factors, particularly for multifamily and commercial and industrial loans. These factors were partially offset by loan payoffs, improvements in delinquency status and lower reserves for certain individually evaluated loans.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts, net gains on sales of the guaranteed portions of SBA 7(a) loans, servicing income related to loans sold, and other fee income. The level and composition of noninterest income may fluctuate from period to period based on the volume and pricing of SBA loan sales and other fee-generating activities.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Noninterest income decreased $729 thousand, or 42.1%, to $1.0 million for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. The decrease was primarily due to lower gain on sale of SBA loans.

The following table presents the major components of our noninterest income for the periods indicated:

	Three Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	$ change	% change
Service charges on deposit accounts	$533	$591	$(58)	(9.8)%
Gain on sale of SBA loans	4	523	(519)	(99.2)%
Servicing income, net	116	168	(52)	(31.0)%
Other fees and miscellaneous income	348	448	(100)	(22.3)%
Total noninterest income	$1,001	$1,730	$(729)	(42.1)%

Service charges on deposit accounts. Service charges on deposit accounts decreased $58 thousand, or 9.8%, to $533 thousand for the three months ended June 30, 2026, compared to $591 thousand for the same period in 2025.

Gain on sale of SBA loans. Gain on sale of SBA loans decreased $519 thousand, or 99.2%, to $4 thousand for the three months ended June 30, 2026, compared to $523 thousand for the same period in 2025. The aggregate principal balance of SBA 7(a) guaranteed portions sold was $3.4 million for the three months ended June 30, 2026, compared to $9.5 million for the same period in 2025. The weighted average premium received was 10.5% for the three months ended June 30, 2026, compared to 10.0% for the same period in 2025. Gain on sale of SBA loans for the three months ended June 30, 2026 was also reduced by a $162 thousand premium reimbursement related to a prior loan sale.

Servicing income, net. Servicing income, net decreased $52 thousand, or 31.0%, to $116 thousand for the three months ended June 30, 2026, compared to $168 thousand for the same period in 2025, primarily due to higher servicing asset amortization, partially offset by higher servicing fee income.

Other fees and miscellaneous income. Other fees and miscellaneous income decreased $100 thousand, or 22.3%, to $348 thousand for the three months ended June 30, 2026, compared to $448 thousand for the same period in 2025, primarily due to lower loan referral fees and other non-customer income.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Noninterest income decreased $407 thousand, or 12.2%, to $2.9 million for the six months ended June 30, 2026, compared to $3.3 million for the six months ended June 30, 2025. The decrease was primarily due to lower other fees and miscellaneous income and lower gain on sale of SBA loans.

The following table presents the major components of our noninterest income for the periods indicated:

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	$ change	% change
Service charges on deposit accounts	$1,077	$1,148	$(71)	(6.2)%
Gain on sale of SBA loans	911	992	(81)	(8.2)%
Servicing income, net	270	305	(35)	(11.5)%
Other fees and miscellaneous income	678	898	(220)	(24.5)%
Total noninterest income	$2,936	$3,343	$(407)	(12.2)%

Service charges on deposit accounts. Service charges on deposit accounts decreased $71 thousand, or 6.2%, to $1.1 million for the six months ended June 30, 2026, compared to $1.1 million for the same period in 2025.

Gain on sale of SBA loans. Gain on sale of SBA loans decreased $81 thousand, or 8.2%, to $911 thousand for the six months ended June 30, 2026, compared to $992 thousand for the same period in 2025. The aggregate principal balance of SBA 7(a) guaranteed portions sold was approximately $19.5 million for the six months ended June 30, 2026, compared to approximately $17.8 million for the same period in 2025. Gain on sale of SBA loans for the six months ended June 30, 2026 was reduced by the $162 thousand premium reimbursement recognized during the second quarter of 2026.

Servicing income, net. Servicing income, net decreased $35 thousand, or 11.5%, to $270 thousand for the six months ended June 30, 2026, compared to $305 thousand for the same period in 2025, primarily due to higher servicing asset amortization and lower servicing fees on non-real estate secured loans, partially offset by higher servicing fees on commercial and industrial loans.

Other fees and miscellaneous income. Other fees and miscellaneous income decreased $220 thousand, or 24.5%, to $678 thousand for the six months ended June 30, 2026, compared to $898 thousand for the same period in 2025, primarily due to lower loan referral fees and other non-customer income.

Noninterest Expense

Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment expense, data processing expense, professional services, and other operating expenses. The level and composition of noninterest expense are influenced by the Company’s staffing levels, investments in technology and infrastructure, professional services needs, and other costs associated with operating and growing the business.

Noninterest expense was $16.9 million for the three months ended June 30, 2026, compared to $15.7 million for the three months ended June 30, 2025. Noninterest expense as a percentage of average assets was 2.56% for the three months ended June 30, 2026, compared to 2.53% for the same period in 2025. The efficiency ratio, a non-GAAP financial measure, was 48.81% for the three months ended June 30, 2026, compared to 49.27% for the same period in 2025. The improvement in the efficiency ratio was primarily due to growth in net interest income that outpaced the increase in noninterest expense and the decrease in noninterest income. The Company continues to invest in people, processes and technology to scale the business and enhance its capabilities. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of this measure to the most directly comparable GAAP measure.

Noninterest expense was $32.5 million for the six months ended June 30, 2026, compared to $29.7 million for the six months ended June 30, 2025. Noninterest expense as a percentage of average assets was 2.51% for the six months ended June 30, 2026, compared to 2.42% for the same period in 2025. The efficiency ratio, a non-GAAP financial measure, was 47.10% for the six months ended June 30, 2026, compared to 48.61% for the same period in 2025. The improvement in the efficiency ratio was primarily due to growth in net interest income that outpaced the increase in noninterest expense and the decrease in noninterest income. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of this measure to the most directly comparable GAAP measure.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Noninterest expense increased $1.2 million, or 7.5%, to $16.9 million for the three months ended June 30, 2026, compared to $15.7 million for the three months ended June 30, 2025. The increase was primarily due to higher compensation and employee benefits, director compensation and expenses and professional services, reflecting continued investment in personnel and capabilities to support the Company’s growth and scale the business, as well as costs associated with becoming an SEC reporting company and listing the Company’s common stock on NASDAQ.

The following table presents the primary components of our noninterest expense for the periods indicated:

	Three Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	$ change	% change
Compensation and employee benefits	$11,142	$10,319	$823	8.0%
Occupancy and equipment	876	840	36	4.3%
Data processing	1,491	1,396	95	6.8%
Professional services	1,061	939	122	13.0%
Director compensation and expenses	352	221	131	59.3%
Regulatory assessments	348	338	10	3.0%
Administrative and other expense	1,593	1,636	(43)	(2.6%)
Total noninterest expense	$16,863	$15,689	$1,174	7.5%

Compensation and employee benefits. Compensation and employee benefits increased $823 thousand, or 8.0%, to $11.1 million for the three months ended June 30, 2026, compared to $10.3 million for the same period in 2025. The increase was primarily due to higher salaries and employee-related costs, reflecting continued investment in personnel and capabilities to support the Company’s growth and scale the business.

Occupancy and equipment. Occupancy and equipment expense increased $36 thousand, or 4.3%, to $876 thousand for the three months ended June 30, 2026, compared to $840 thousand for the same period in 2025.

Data processing. Data processing expense increased $95 thousand, or 6.8%, to $1.5 million for the three months ended June 30, 2026, compared to $1.4 million for the same period in 2025.

Professional services. Professional services expense increased $122 thousand, or 13.0%, to $1.1 million for the three months ended June 30, 2026, compared to $939 thousand for the same period in 2025. The increase was primarily due to higher legal fees associated with the Company’s initiative to become an SEC reporting company and list its common stock on NASDAQ, partially offset by lower consulting and other professional fees.

Director compensation and expenses. Director compensation and expenses increased $131 thousand, or 59.3%, to $352 thousand for the three months ended June 30, 2026, compared to $221 thousand for the same period in 2025. The increase was primarily due to a change in the compensation structure for the Chair of both the Board and Bank Board. In 2025, compensation for services provided by the Chair as a non-employee director was paid separately under the Director Services Agreement and recognized in professional services. Following the expiration of that agreement, compensation for those services is included in director fees in 2026. The increase also reflected higher expenses related to director travel and attendance at Board and Bank Board meetings.

Regulatory assessments. Regulatory assessments increased $10 thousand, or 3.0%, to $348 thousand for the three months ended June 30, 2026, compared to $338 thousand for the same period in 2025. Regulatory assessments principally consist of FDIC deposit insurance and state regulatory assessments. The increase primarily reflected growth in the Bank’s regulatory assessment bases.

Administrative and other expense. Administrative and other expense decreased $43 thousand, or 2.6%, to $1.6 million for the three months ended June 30, 2026, compared to $1.6 million for the same period in 2025. The decrease was primarily due to lower loan collection costs, partially offset by higher subscription expense and other operating costs.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Noninterest expense increased $2.8 million, or 9.4%, to $32.5 million for the six months ended June 30, 2026, compared to $29.7 million for the six months ended June 30, 2025. The increase was primarily due to higher compensation and employee benefits, administrative and other expense and professional services, reflecting continued investment in personnel and capabilities to support the Company’s growth and scale the business, as well as costs associated with becoming an SEC reporting company and listing the Company’s common stock on NASDAQ.

The following table presents the primary components of our noninterest expense for the periods indicated:

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	$ change	% change
Compensation and employee benefits	$21,953	$20,067	$1,886	9.4%
Occupancy and equipment	1,734	1,684	50	3.0%
Data processing	2,860	2,722	138	5.1%
Professional services	1,671	1,447	224	15.5%
Director compensation and expenses	630	511	119	23.3%
Regulatory assessments	742	706	36	5.1%
Administrative and other expense	2,953	2,607	346	13.3%
Total noninterest expense	$32,543	$29,744	$2,799	9.4%

Compensation and employee benefits. Compensation and employee benefits increased $1.9 million, or 9.4%, to $22.0 million for the six months ended June 30, 2026, compared to $20.1 million for the same period in 2025. The increase was primarily due to higher salaries and employee-related costs, reflecting continued investment in personnel and capabilities to support the Company’s growth and scale the business.

Occupancy and equipment. Occupancy and equipment expense increased $50 thousand, or 3.0%, to $1.7 million for the six months ended June 30, 2026, compared to $1.7 million for the same period in 2025.

Data processing. Data processing expense increased $138 thousand, or 5.1%, to $2.9 million for the six months ended June 30, 2026, compared to $2.7 million for the same period in 2025.

Professional services. Professional services expense increased $224 thousand, or 15.5%, to $1.7 million for the six months ended June 30, 2026, compared to $1.4 million for the same period in 2025. The increase was primarily due to higher legal fees associated with the Company’s initiative to become an SEC reporting company and list its common stock on NASDAQ, partially offset by lower consulting and other professional fees.

Director compensation and expenses. Director compensation and expenses increased $119 thousand, or 23.3%, to $630 thousand for the six months ended June 30, 2026, compared to $511 thousand for the same period in 2025. The increase was primarily due to a change in the compensation structure for the Chair of both the Board and Bank Board. In 2025, compensation for services provided by the Chair as a non-employee director was paid separately under the Director Services Agreement and recognized in professional services. Following the expiration of that agreement, compensation for those services is included in director fees in 2026. The increase also reflected higher expenses related to director travel and attendance at Board and Bank Board meetings.

Regulatory assessments. Regulatory assessments increased $36 thousand, or 5.1%, to $742 thousand for the six months ended June 30, 2026, compared to $706 thousand for the same period in 2025. Regulatory assessments principally consist of FDIC deposit insurance and state regulatory assessments. The increase primarily reflected growth in the Bank’s regulatory assessment bases.

Administrative and other expense. Administrative and other expense increased $346 thousand, or 13.3%, to $3.0 million for the six months ended June 30, 2026, compared to $2.6 million for the same period in 2025. The increase was primarily due to higher subscription, OREO-related, and travel and lodging expenses, partially offset by lower loan collection costs.

Provision for Income Tax Expense

The Company is subject to federal income taxes and state and local income taxes, primarily California franchise taxes. The Company’s effective tax rate generally differs from the federal statutory income tax rate primarily due to California state income taxes, tax credits, and other permanent and discrete tax items.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Provision for income tax expense was $4.8 million for the three months ended June 30, 2026, compared to $4.4 million for the three months ended June 30, 2025. The effective tax rate was 26.7% for the three months ended June 30, 2026, compared to 29.7% for the same period in 2025. The decrease in the effective tax rate was primarily due to discrete tax benefits associated with equity compensation.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Provision for income tax expense was $9.6 million for the six months ended June 30, 2026, compared to $8.8 million for the six months ended June 30, 2025. The effective tax rate was 27.6% for the six months ended June 30, 2026, compared to 29.6% for the same period in 2025. The decrease in the effective tax rate was primarily due to discrete tax benefits associated with equity compensation.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Total assets	$2,708,302	$2,535,057
Total loans, including loans held for sale	$2,132,724	$2,128,477
Total investment securities	$237,074	$217,837
Total deposits	$2,381,237	$2,223,881
Total borrowings	$25,979	$28,976
Total shareholders’ equity	$285,516	$263,964

Total Assets

Total assets were $2.71 billion at June 30, 2026, compared to $2.54 billion at December 31, 2025, an increase of $173.2 million, or 6.8%. The increase was primarily due to a $145.3 million increase in cash and cash equivalents, a $19.2 million increase in investment securities available for sale, a $6.6 million increase in loans held for investment and a $5.1 million increase in other real estate owned. The increase in cash and cash equivalents was primarily driven by deposit growth during the period. Investment securities available for sale increased $19.2 million, or 8.8%, to $237.1 million at June 30, 2026, compared to $217.8 million at December 31, 2025, primarily reflecting securities purchases partially offset by principal paydowns.

Loan Portfolio

Our loan portfolio is our largest category of earning assets and typically provides higher yields than other types of earning assets. These higher yields are accompanied by inherent credit risk, which we seek to manage through disciplined underwriting, ongoing portfolio monitoring and active credit administration.

Total loans, consisting of loans held for investment and loans held for sale, were $2.13 billion at June 30, 2026 and December 31, 2025. Loans held for investment were $2.13 billion at June 30, 2026, an increase of $6.6 million, or 0.3%, from December 31, 2025. The increase was primarily due to growth in CRE loans, particularly multifamily loans, partially offset by a decrease in commercial business loans, primarily commercial and industrial (“C&I”) loans.

During the second quarter of 2026, loans held for investment decreased $8.2 million, or 0.4%, from March 31, 2026, as elevated maturities and prepayments more than offset strong loan origination volume. The decrease during the quarter primarily reflected lower SBA 504, owner-occupied CRE and C&I balances, partially offset by increases in investor-owned CRE, single-family-secured and multifamily loans. We continue to emphasize disciplined pricing, credit quality and loan retention while balancing loan growth against appropriate risk-adjusted returns.

The following table presents the balance and percentage of each major loan category within our portfolio as of the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
CRE:
Investor owned	$570,865	26.8%	$577,730	27.1%
Owner occupied	223,442	10.5%	236,623	11.1%
Multifamily	184,005	8.6%	155,941	7.3%
Secured by single family	205,365	9.6%	198,743	9.3%
Land and construction	48,782	2.3%	47,029	2.2%
SBA secured by real estate	409,467	19.2%	403,609	19.0%
Total CRE	1,641,926	77.0%	1,619,675	76.1%
Commercial business:
C&I	453,854	21.3%	471,526	22.2%
SBA non-real estate secured	34,935	1.6%	32,853	1.5%
Total commercial business	488,789	22.9%	504,379	23.7%
Consumer	2,009	0.1%	2,093	0.1%
Total loans held for investment	2,132,724	100.0%	2,126,147	99.9%
Loans held for sale	—	—	2,330	0.1%
Total loans	$2,132,724	100.0%	$2,128,477	100.0%

Our loan portfolio is concentrated in CRE and commercial business lending, including SBA 7(a) and SBA 504 loans. CRE loans represented 77.0% and 76.1% of total loans at June 30, 2026 and December 31, 2025, respectively. Commercial business loans represented 22.9% and 23.7% of total loans at those same dates. Consumer loans represented less than 1.0% of loans held for investment for each period presented. We generally sell the guaranteed portion of SBA 7(a) loans in the secondary market when market conditions are favorable.

The following table presents the CRE loan balance and associated percentage of CRE concentrations by collateral type, as of the dates indicated:

	June 30, 2026
(Dollars in thousands)	Loan Balance	% of CRE
Office	$170,139	10.4%
Retail	166,209	10.1%
Hotel and motel	151,415	9.2%
Multifamily	178,288	10.9%
Single family	209,561	12.8%
Industrial	278,899	17.0%
Mixed use	146,597	8.9%
Land	41,802	2.5%
Medical	10,428	0.6%
Commercial and other	288,588	17.6%
Total	$1,641,926	100.0%

	December 31, 2025
(Dollars in thousands)	Loan Balance	% of CRE
Office	$173,196	10.7%
Retail	144,620	8.9%
Hotel and motel	153,792	9.5%
Multifamily	167,969	10.4%
Single family	204,713	12.6%
Industrial	238,232	14.7%
Mixed use	174,678	10.8%
Land	39,190	2.4%
Medical	11,446	0.7%
Commercial and other	311,839	19.3%
Total	$1,619,675	100.0%

The following table presents the total number of loans, total loan balances and average loan size of investor-owned CRE concentrations by collateral type along with the percentage of the total CRE portfolio as of the dates indicated.

	June 30, 2026
(Dollars in thousands)	Number of loans	Loan Balance	Average Loan Size	% of CRE Loans
Investor-owned CRE:
Office	17	$67,629	$3,978	4.1%
Retail	34	91,338	2,686	5.6%
Hotel and motel	14	116,486	8,320	7.1%
Industrial	32	114,938	3,592	7.0%
Mixed use	26	84,693	3,257	5.2%
Land	1	2,603	2,603	0.2%
Medical	4	8,216	2,054	0.5%
Commercial and other	46	84,962	1,847	5.2%
Total investor-owned CRE	174	$570,865	3,281	34.8%

	December 31, 2025
(Dollars in thousands)	Number of loans	Loan Balance	Average Loan Size	% of CRE Loans
Investor-owned CRE:
Office	17	$70,619	$4,154	4.4%
Retail	29	79,181	2,730	4.9%
Hotel and motel	16	121,922	7,620	7.5%
Industrial	28	64,126	2,290	4.0%
Mixed use	32	129,054	4,033	8.0%
Land	1	2,642	2,642	0.2%
Medical	4	8,544	2,136	0.5%
Commercial and other	53	101,642	1,918	6.3%
Total investor-owned CRE	180	$577,730	3,210	35.7%

The following table presents the balance, associated percentage of real estate loan concentrations and total count of CRE loans collateralized by properties outside of California as of the dates indicated:

	June 30, 2026
(Dollars in thousands)	Loan Balance	% of Loans Collateralized by non-CA Property	% of CRE	# of Loans
Office	$12,238	8.9%	0.7%	8
Retail	12,478	9.1%	0.8%	4
Hotel and motel	8,849	6.5%	0.5%	3
Multifamily	1,058	0.8%	0.1%	1
Single family	17,946	13.1%	1.1%	16
Industrial	28,054	20.5%	1.7%	7
Mixed use	6,482	4.7%	0.4%	1
Commercial and other	49,961	36.4%	3.0%	33
Total	$137,066	100.0%	8.3%	73

	December 31, 2025
(Dollars in thousands)	Loan Balance	% of Loans Collateralized by non-CA Property	% of CRE	# of Loans
Office	$9,505	8.3%	0.6%	8
Retail	2,782	2.4%	0.2%	4
Hotel and motel	8,891	7.7%	0.5%	3
Multifamily	1,067	0.9%	0.1%	1
Single family	21,227	18.5%	1.3%	14
Industrial	7,292	6.3%	0.5%	8
Mixed use	6,480	5.6%	0.4%	1
Land	1,932	1.7%	0.1%	1
Commercial and other	55,748	48.6%	3.4%	37
Total	$114,924	100.0%	7.1%	77

Our lending activities are concentrated primarily in California, particularly coastal Southern California. At June 30, 2026 and December 31, 2025, 8.3% and 7.1%, respectively, of our CRE loans were collateralized by properties located outside California. We monitor geographic concentrations as part of our credit risk management process and maintain internal limits and reporting designed to identify changes in the geographic distribution of the portfolio.

The following table sets forth the contractual maturities of our loans held for investment as of the dates indicated. Contractual maturities are based on scheduled repayment dates and do not reflect expected prepayments, renewals or extensions.

	June 30, 2026
(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
CRE:
Investor owned	$81,805	$318,235	$170,825	$—	$570,865
Owner occupied	19,073	80,493	110,099	13,777	223,442
Multifamily	48,538	94,317	39,522	1,628	184,005
Secured by single family	103,635	63,779	26,543	11,408	205,365
Land and construction	28,800	17,397	2,585	—	48,782
SBA secured by real estate	9,632	19	4,939	394,877	409,467
Commercial business:
C&I	307,651	119,966	26,237	—	453,854
SBA non-real estate secured	1,323	1,682	31,930	—	34,935
Consumer	911	497	593	8	2,009
Total Loans	$601,368	$696,385	$413,273	$421,698	$2,132,724

	December 31, 2025
(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
CRE:
Investor owned	$98,999	$262,288	$216,443	$—	$577,730
Owner occupied	32,860	76,236	113,448	14,079	236,623
Multifamily	39,165	74,121	42,050	605	155,941
Secured by single family	76,666	68,514	41,235	12,328	198,743
Land and construction	45,371	1,658	—	—	47,029
SBA secured by real estate	12,660	313	5,012	385,624	403,609
Commercial business:
C&I	314,173	131,882	25,471	—	471,526
SBA non-real estate secured	121	1,734	30,317	681	32,853
Consumer	903	549	634	7	2,093
Total Loans	$620,918	$617,295	$474,610	$413,324	$2,126,147

The following table presents the fixed-rate and floating- or adjustable-rate composition of our loans held for investment as of the dates indicated:

	June 30, 2026
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
CRE:
Investor owned	$317,025	$253,840	$570,865
Owner occupied	73,087	150,355	223,442
Multifamily	110,272	73,733	184,005
Secured by single family	75,413	129,952	205,365
Land and construction	20,566	28,216	48,782
SBA secured by real estate	9,632	399,835	409,467
Commercial business:
C&I	89,297	364,557	453,854
SBA non-real estate secured	1,305	33,630	34,935
Consumer	594	1,415	2,009
Total Loans	$697,191	$1,435,533	$2,132,724

	December 31, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
CRE:
Investor owned	$296,573	$281,157	$577,730
Owner occupied	73,191	163,432	236,623
Multifamily	90,365	65,576	155,941
Secured by single family	72,894	125,849	198,743
Land and construction	16,444	30,585	47,029
SBA secured by real estate	12,660	390,949	403,609
Commercial business:
C&I	125,737	345,789	471,526
SBA non-real estate secured	121	32,732	32,853
Consumer	634	1,459	2,093
Total Loans	$688,619	$1,437,528	$2,126,147

A substantial portion of our loan portfolio consists of floating- or adjustable-rate loans. Floating- and adjustable-rate loans may reprice as market interest rates change, which can affect interest income, borrower debt service requirements, and credit risk. We monitor the interest rate characteristics of the loan portfolio as part of our overall asset-liability management and credit risk management processes.

Asset Quality

Our primary objective is to maintain strong asset quality through disciplined underwriting, active credit administration and ongoing portfolio monitoring. We assign risk ratings to loans at origination based on the underlying characteristics of the transaction, including borrower strength, repayment capacity, collateral cash flow, and collateral coverage. As part of our internal periodic loan review, risk ratings are reviewed and updated as new information becomes available, including updated borrower financial information, collateral performance, payment patterns, delinquency status, and changes in collateral condition. Particular emphasis is placed on the commercial portfolio, where risk assessments are reevaluated through ongoing review of commercial property operating statements, borrower financial statements, payment performance, delinquencies, and tax and insurance compliance. Assigned risk ratings are an integral part of management’s assessment of the adequacy of the allowance for credit losses. Like other financial institutions, we are subject to the risk that our loan portfolio may experience increased credit pressure due to changes in borrower performance, collateral values, market conditions, or general economic conditions.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Loans are generally placed on nonaccrual status when reasonable doubt exists as to the full and timely collection of principal or interest, or when a loan becomes contractually past due 90 days or more, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent cash is received and collection of the remaining principal is probable. A loan is returned to accrual status when it is brought current as to principal and interest and, in management’s judgment, the borrower has demonstrated a sustained ability to perform and the loan is estimated to be fully collectible.

The following table provides details of our nonperforming assets and related asset quality ratios as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans
CRE:
Investor owned	$—	$1,577
Owner occupied	2,107	2,107
Multifamily	—	—
Secured by single family	17,198	12,758
Land and construction	1,699	1,699
SBA secured by real estate	1,875	4,572
Commercial business:
C&I	1,270	16,048
SBA non-real estate secured	2,745	3,466
Consumer	—	—
Total nonaccrual loans	26,894	42,227
Loans past due 90 days or more and still accruing
CRE:
Investor owned	—	—
Owner occupied	—	—
Multifamily	—	—
Secured by single family	—	—
Land and construction	—	—
SBA secured by real estate	—	—
Commercial business:
C&I	—	—
SBA non-real estate secured	—	—
Consumer	—	—
Total loans past due 90 days or more and still accruing	—	—
Total nonperforming loans	26,894	42,227
Other real estate owned	13,637	8,568
Total nonperforming assets	$40,531	$50,795
Allowance for loan losses to nonaccrual loans	113.27%	69.44%
Nonperforming loans to total loans held-for-investment	1.26%	1.99%
Nonperforming assets to total assets	1.50%	2.00%

Total assets	2,708,302	2,535,057
Total loans held for investment	2,132,724	2,126,147
Allowance for loan losses	30,462	29,323

Total nonperforming assets were $40.5 million, or 1.50% of total assets, at June 30, 2026, compared to $50.8 million, or 2.00% of total assets, at December 31, 2025. The $10.3 million, or 20.2%, decrease was driven by a $15.3 million decrease in nonperforming loans, partially offset by a $5.1 million increase in OREO. The increase in OREO primarily reflected the transfer of a $4.6 million nonperforming loan to OREO during the second quarter of 2026. Nonperforming loans decreased to $26.9 million, or 1.26% of loans held for investment, at June 30, 2026, compared to $42.2 million, or 1.99% of loans held for investment, at December 31, 2025.

As of June 30, 2026, specific reserves of $1.8 million were held against nonaccrual loan balances of $4.0 million. The remaining $22.9 million of nonaccrual loans were collateral-dependent and did not require specific reserves because the underlying collateral values supported the respective loan balances.

Potential Problem Loans

We utilize a risk grading system to evaluate the credit quality of our loan portfolio and to assist in assessing the adequacy of the allowance for credit losses. All loans are assigned a risk category at origination, and risk ratings are reviewed and updated as new information becomes available. Our primary risk ratings include Pass, Special Mention, Substandard, Doubtful, and Loss.

Loans graded Substandard, Doubtful, or Loss are collectively referred to as classified loans. Loans graded Special Mention, Substandard, Doubtful, or Loss are collectively referred to as criticized loans.

The following tables show our levels of classified and special mention loans as of the dates indicated:

	June 30, 2026
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total
CRE:
Investor owned	$—	$2,463	$—	$—	$2,463
Owner occupied	—	10,084	—	—	10,084
Multifamily	—	—	—	—	—
Secured by single family	—	18,753	—	—	18,753
Land and construction	—	1,699	—	—	1,699
SBA secured by real estate	6,428	9,624	—	—	16,052
Commercial business:
C&I	538	5,525	—	—	6,063
SBA non-real estate secured	—	2,857	—	—	2,857
Consumer	—	—	—	—	—
Total Loans	$6,966	$51,005	$—	$—	$57,971

	December 31, 2025
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total
CRE:
Investor owned	$—	$4,461	$—	$—	$4,461
Owner occupied	—	10,162	—	—	10,162
Multifamily	—	—	—	—	—
Secured by single family	—	13,110	—	—	13,110
Land and construction	—	1,699	—	—	1,699
SBA secured by real estate	8,516	9,652	—	—	18,168
Commercial business:
C&I	391	19,195	2,410	—	21,996
SBA non-real estate secured	—	3,586	—	—	3,586
Consumer	—	—	—	—	—
Total Loans	$8,907	$61,865	$2,410	$—	$73,182

Criticized loans were $58.0 million at June 30, 2026, compared to $73.2 million at December 31, 2025. Classified loans were $51.0 million at June 30, 2026, compared to $64.3 million at December 31, 2025, while Special Mention loans decreased to $7.0 million from $8.9 million over the same period. The decrease in criticized and classified loans primarily reflected payments, paydowns and other credit resolutions, including reductions in classified commercial and industrial loans and the transfer to OREO of a $4.6 million SBA real estate-secured loan that was classified as Substandard and on nonaccrual status at December 31, 2025, partially offset by increases in certain other classified loans. There were no loans classified as Doubtful or Loss at June 30, 2026.

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio as of the balance sheet date. The allowance is established through a provision for credit losses charged to earnings. Loans are charged against the allowance for credit losses when management believes the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts are credited to the allowance for credit losses.

Our allowance for credit losses methodology is based on the CECL accounting standard. We estimate the allowance for credit losses using a methodology that considers historical loss experience, current conditions, and reasonable and supportable forecasts over the contractual life of the loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The total allowance for credit losses is available to absorb losses from any loan in the portfolio.

The following table presents management’s allocation of the allowance for credit losses by loan category as of the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Collectively Evaluated Reserve:
CRE:
Investor owned	$8,100	26.6%	$8,358	28.5%
Owner occupied	2,230	7.3%	2,194	7.5%
Multifamily	2,777	9.1%	1,610	5.5%
Secured by single family	2,567	8.4%	2,672	9.1%
Land and construction	561	1.8%	621	2.1%
SBA secured by real estate	4,464	14.7%	4,248	14.5%
Commercial business:
C&I	6,961	22.9%	6,592	22.5%
SBA non-real estate secured	1,021	3.4%	809	2.8%
Consumer	31	0.1%	24	0.1%
Total Collectively Evaluated	28,712	94.3%	27,128	92.5%
Individually Evaluated Reserve:
CRE	—	0.0%	—	0.0%
Commercial business	1,750	5.7%	2,195	7.5%
Consumer	—	0.0%	—	0.0%
Total individually evaluated	1,750	5.7%	2,195	7.5%
Allowance for loan losses	$30,462	100.0%	$29,323	100.0%

The allowance for loan losses was $30.5 million, or 1.43% of loans held for investment, at June 30, 2026, compared to $29.3 million, or 1.38% of loans held for investment, at December 31, 2025. The increase primarily reflected higher collectively evaluated reserves, including higher reserves for multifamily and commercial and industrial loans. The increase was driven by higher levels of past due loans and increased weighting toward the downside economic scenario during the first quarter of 2026, as well as annual updates to certain CECL model calibration assumptions and qualitative factors during the second quarter of 2026, particularly for multifamily and commercial and industrial loans. These increases were partially offset by improved delinquency trends during the second quarter and lower reserves for individually evaluated loans, primarily reflecting loan paydowns and other credit resolutions.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)	Balance	Balance	Balance	Balance
Loans held for investment	$2,132,724	$2,081,063	$2,132,724	$2,081,063
Allowance for loan losses (Beginning of Period)	$30,236	$26,437	$29,323	$27,267
Cumulative effect of change in accounting principle	—	—	—	—
Net (charge-offs) recoveries:
CRE:
Investor owned	—	—	—	—
Owner occupied	—	—	—	—
Multifamily	—	—	—	—
Secured by single family	—	—	—	—
Land and construction	—	—	—	—
SBA secured by real estate	—	—	—	—
Commercial business:			—	—
C&I	299	—	(677)	(1,290)
SBA non-real estate secured	—	—	(137)	—
Consumer	—	—	—	—
Net (charge-offs) recoveries:	299	—	(814)	(1,290)
Provision for (reversal of) loan losses	(73)	1,741	1,953	2,201
Allowance for loan losses	$30,462	$28,178	$30,462	$28,178
Allowance for loan losses to loans held for investment	1.43%	1.35%	1.43%	1.35%

During the three months ended June 30, 2026, we recorded net recoveries of $299 thousand, compared to no net charge-offs or recoveries for the same period in 2025, and a reversal of provision for loan losses of $73 thousand, compared to a provision for loan losses of $1.7 million for the same period in 2025. For the six months ended June 30, 2026 net charge-offs were $814 thousand compared to $1.3 million for the same period in 2025. Provision for loan losses was $2.0 million for the six months ended June 30, 2026, compared to $2.2 million for the same period in 2025. Net charge-offs during the six months ended June 30, 2026 were limited to commercial business loans and reflected $1.6 million of gross charge-offs, partially offset by $764 thousand of recoveries. See the section entitled “— Results of Operations — Provision for Credit Losses” above for additional information regarding the factors affecting the provision for credit losses.

Investment Portfolio

Our investment portfolio is managed in accordance with board-approved policies that emphasize liquidity, high credit quality and disciplined interest rate risk management. We primarily invest in U.S. government agency mortgage-backed securities, U.S. Treasury and agency securities, SBA loan pool securities, municipal securities and a limited amount of investment-grade corporate obligations. Securities are classified as available for sale and carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. We did not hold any securities classified as held to maturity or trading securities as of June 30, 2026 or December 31, 2025.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Securities Available for Sale:
U.S. Agency	2,469	1.0%	6,514	3.0%
Municipal securities	2,317	1.0%	2,303	1.1%
SBA Loan Pool securities	5,060	2.1%	2,814	1.3%
Mortgage-backed securities	225,585	95.2%	204,593	93.9%
Corporate debt securities	1,643	0.7%	1,613	0.7%
Total	$237,074	100.0%	$217,837	100.0%

The carrying value of available for sale securities was $237.1 million at June 30, 2026, compared to $217.8 million at December 31, 2025, an increase of $19.2 million, or 8.8%. The increase was primarily due to purchases of securities, partially offset by principal paydowns and a $1.9 million increase in the net unrealized loss on the portfolio, which reduced the carrying value of the portfolio by a corresponding amount. The net unrealized loss was $8.9 million at June 30, 2026, compared to $7.0 million at December 31, 2025, primarily reflecting changes in market interest rates. The purchases reflected continued deployment of excess liquidity into the investment portfolio. Mortgage-backed securities increased $21.0 million to $225.6 million at June 30, 2026, compared to $204.6 million at December 31, 2025, and represented 95.2% and 93.9% of the available for sale securities portfolio at those dates, respectively. We monitor the portfolio’s duration, cash flow characteristics and unrealized loss position as part of our asset-liability management and liquidity risk management processes.

The following table presents the book value of our investment securities by their stated maturities, as well as the weighted average yields for each maturity range for the periods indicated. Weighted-average yields are an arithmetic computation of income within each maturity range based on the amortized cost of securities.

	June 30, 2026
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Securities Available for Sale:
U.S. Agency	—	0.00%	—	0.00%	2,469	4.59%	—	0.00%
Municipal securities	—	0.00%	—	0.00%	2,317	4.47%	—	0.00%
SBA Loan Pool securities	349	2.49%	—	0.00%	4,711	3.92%	—	0.00%
Mortgage-backed securities	—	0.00%	162	2.53%	54,628	2.69%	170,795	4.45%
Corporate debt securities	—	0.00%	—	0.00%	1,643	4.14%	—	0.00%
Total	$349	2.49%	$162	2.53%	$65,768	2.95%	$170,795	4.45%

	December 31, 2025
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Securities Available for Sale:
U.S. Agency	—	0.00%	2,506	4.61%	4,008	5.07%	—	0.00%
Municipal securities	—	0.00%	—	0.00%	2,303	4.36%	—	0.00%
SBA Loan Pool securities	—	0.00%	348	2.53%	2,467	2.97%	—	0.00%
Mortgage-backed securities	—	0.00%	—	0.00%	11,462	2.12%	193,130	4.06%
Corporate debt securities	—	0.00%	—	0.00%	1,613	4.22%	—	0.00%
Total	$—	0.00%	$2,854	4.36%	$21,853	3.15%	$193,130	4.06%

The contractual maturity of mortgage-backed securities does not necessarily reflect their expected lives because borrowers may prepay the underlying loans. As a result, mortgage-backed securities are presented based on contractual maturity, while management also evaluates expected cash flows, prepayment assumptions and duration as part of its investment portfolio and interest rate risk management processes.

At June 30, 2026, securities with contractual maturities greater than ten years totaled $170.8 million, or 72.0% of the available for sale securities portfolio, compared to $193.1 million, or 88.7%, at December 31, 2025. Securities with contractual maturities greater than ten years consisted entirely of mortgage-backed securities at both dates. The average duration of the Bank’s available for sale securities portfolio was 4.0 years at June 30, 2026, compared to 3.6 years at December 31, 2025.

The following table presents the fair value of our securities as of the dates indicated:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2026	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Agency	$2,493	$—	$(24)	$2,469
Municipal securities	2,374	—	(57)	2,317
SBA Loan Pool securities	5,223	—	(163)	5,060
Mortgage-backed securities	234,127	620	(9,162)	225,585
Corporate debt securities	1,750	—	(107)	1,643
Total	$245,967	$620	$(9,513)	$237,074

	Amortized	Gross	Gross	Fair
December 31, 2025	Cost	Unrealized Gains	Unrealized Losses	Value
Securities Available for Sale:
U.S. Agency	$6,500	$14	$—	$6,514
Municipal securities	2,308	—	(5)	2,303
SBA Loan Pool securities	2,941	—	(127)	2,814
Mortgage-backed securities	211,295	1,077	(7,779)	204,593
Corporate debt securities	1,750	—	(137)	1,613
Total	$224,794	$1,091	$(8,048)	$217,837

At June 30, 2026, the net unrealized loss on the available-for-sale securities portfolio was $8.9 million, compared to $7.0 million at December 31, 2025. The increase primarily reflected changes in market interest rates. Management determined that the unrealized losses were not attributable to credit deterioration and does not intend to sell, and it is not more likely than not that the Company will be required to sell, the affected securities before recovery of their amortized cost. Accordingly, no credit-related impairment was recognized in earnings.

Liabilities

Deposits are our primary source of funding and represented 98.3% of our total liabilities as of June 30, 2026, compared to 97.9% as of December 31, 2025.

Total liabilities were $2.42 billion at June 30, 2026, compared to $2.27 billion at December 31, 2025, an increase of $151.7 million, or 6.7%. The increase was primarily driven by a $157.4 million increase in total deposits, partially offset by a $3.0 million decrease in borrowings and a $2.7 million decrease in accrued interest payable and other liabilities.

Deposits

We are focused on growing deposits by deepening relationships with our existing clients and expanding our client base. We believe our relationship-based strategy has been key to our historical deposit growth and ability to maintain a stable funding base. Our loan-to-deposit ratio was 89.6% at June 30, 2026, compared to 95.7% at December 31, 2025. We calculate the loan-to-deposit ratio as total loans held for investment and loans held for sale, before allowance for credit losses, divided by total deposits.

Total deposits were $2.38 billion at June 30, 2026, compared to $2.22 billion at December 31, 2025, an increase of $157.4 million, or 7.1%. The increase was driven by a $173.1 million increase in non-brokered deposits, reflecting growth in core client-related deposits, partially offset by a $15.8 million decrease in brokered deposits. This change in deposit mix was consistent with the Company’s strategy to fund growth through core client deposits and reduce reliance on higher-cost brokered funding. Noninterest-bearing deposits increased $57.1 million during the period, while interest-bearing non-brokered deposits increased $116.0 million.

The following tables present our deposit composition, average balances and average rates paid for the periods indicated:

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Weighted Average Rate	Percent of Total Deposits	Average Balance	Weighted Average Rate	Percent of Total Deposits
Noninterest-bearing deposits	$649,135	0.00%	28.0%	$609,760	0.00%	27.8%
Interest bearing deposits:
Interest bearing demand deposit accounts, excluding brokered	293,170	0.44%	12.6%	242,929	1.34%	11.1%
Savings and money market accounts, excluding brokered	1,114,162	2.44%	48.0%	1,002,820	2.85%	45.7%
Time deposits, excluding brokered	213,426	3.42%	9.2%	218,900	3.84%	10.0%
Total brokered deposits	49,514	4.14%	2.1%	120,935	4.43%	5.5%
Total interest bearing deposits	1,670,272	2.26%	72.0%	1,585,584	2.88%	72.2%
Total deposits	$2,319,407	1.63%	100.0%	$2,195,344	2.08%	100.0%

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Rate	Percent	Average Balance	Rate	Percent
Noninterest-bearing deposits	$644,631	0.00%	28.1%	$602,126	0.00%	27.6%
Interest bearing deposits:
Interest bearing demand deposit accounts, excluding brokered	295,256	0.61%	12.9%	243,611	1.48%	11.2%
Savings and money market accounts, excluding brokered	1,086,121	2.42%	47.3%	979,170	2.88%	44.8%
Time deposits, excluding brokered	215,034	3.44%	9.4%	207,699	3.94%	9.5%
Total brokered deposits	55,698	4.22%	2.4%	151,825	4.62%	7.0%
Total interest bearing deposits	1,652,109	2.29%	71.9%	1,582,305	2.97%	72.4%
Total deposits	$2,296,740	1.65%	100.0%	$2,184,431	2.15%	100.0%

Average total deposits increased $124.1 million, or 5.7%, to $2.32 billion for the three months ended June 30, 2026, compared to $2.20 billion for the same period in 2025. The cost of total deposits decreased 45 basis points to 1.63% for the three months ended June 30, 2026, compared to 2.08% for the same period in 2025. The decrease in the cost of total deposits was primarily due to lower rates paid on interest-bearing deposit products and a lower average balance of brokered deposits.

Average total deposits increased $112.3 million, or 5.1%, to $2.30 billion for the six months ended June 30, 2026, compared to $2.18 billion for the same period in 2025. The cost of total deposits decreased 50 basis points to 1.65% for the six months ended June 30, 2026, compared to 2.15% for the same period in 2025. The decrease in the cost of total deposits was primarily due to lower rates paid on interest-bearing deposit products and a lower average balance of brokered deposits.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Uninsured deposits	$1,380,008	$1,162,936

At June 30, 2026, estimated uninsured deposits represented 57.9% of the Bank's total deposits, compared to 52.2% at December 31, 2025. Uninsured deposits, net of collateralized and fiduciary deposit accounts, represented 53.8% of the Bank's total deposits at June 30, 2026, compared to 49.4% at December 31, 2025.

The Bank is a member of the IntraFi Network (“IntraFi”), which offers deposit placement services, including both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Service (“ICS”) programs, that qualify large deposits for FDIC insurance. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks, thereby helping the Bank retain the full amount of the deposits on its balance sheet and enhancing the Company’s funding stability.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit was $99.7 million at June 30, 2026 and $73.3 million at December 31, 2025. The following tables set forth the maturity of time deposits as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Three months or less	$39,180	$42,838	$82,018	$28,930
Over three through six months	60,899	19,324	80,223	45,901
Over six through twelve months	39,227	36,711	75,938	15,961
Over twelve months	31,184	3,502	34,686	8,957
Total	$170,490	$102,375	$272,865	$99,749

	December 31, 2025
(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Three months or less	$45,391	$63,900	$109,291	$25,891
Over three through six months	21,963	28,707	50,670	17,213
Over six through twelve months	35,841	26,348	62,189	18,694
Over twelve months	57,657	3,563	61,220	11,549
Total	$160,852	$122,518	$283,370	$73,347

FHLB Advances and Other Borrowings

We utilize collateralized advances from the FHLB of San Francisco, as well as other borrowing sources, to supplement liquidity and manage funding needs. Total borrowings were $26.0 million at June 30, 2026, compared to $29.0 million at December 31, 2025, a decrease of $3.0 million, or 10.3%. The decrease was due to the maturity of a $3.0 million FHLB advance during the six months ended June 30, 2026. FHLB advances totaled $8.0 million at June 30, 2026, compared to $11.0 million at December 31, 2025. Other borrowings, consisting primarily of subordinated notes, were $18.0 million at both June 30, 2026 and December 31, 2025.

At June 30, 2026, loans with a principal balance of approximately $741.8 million and securities with a principal balance of approximately $5.7 million were pledged as collateral to the FHLB. At June 30, 2026, the Company had remaining FHLB financing availability of approximately $521.4 million, after consideration of FHLB borrowings outstanding and a $6.0 million letter of credit to secure deposits.

The Company also maintains borrowing capacity through the Federal Reserve Bank and correspondent bank lines. As of June 30, 2026, loans with a principal balance of approximately $824.2 million were pledged as collateral to the Federal Reserve Bank, with related borrowing capacity of approximately $620.1 million. There was no balance outstanding under this arrangement at June 30, 2026. The Company also had borrowing lines with correspondent banks totaling $115.0 million at June 30, 2026, with no balances outstanding.

On April 24, 2019, Private Bancorp of America, Inc. issued $18.0 million of Fixed-to-Floating Subordinated Notes (“Notes”), which mature on April 25, 2029. The Notes accrued interest at a 6.00% fixed rate for the first five years until April 25, 2024 with quarterly interest payments. After April 25, 2024, interest on the Notes accrues at a variable rate at the three-month Secured Overnight Financing Rate (“SOFR”) plus 3.42%. The total variable rate on the Notes was 7.35% and 7.54% as of June 30, 2026 and December 31, 2025, respectively. Debt issuance costs were $0.1 million and are being amortized through the maturity date. The balance net of issuance cost is $18.0 million as of June 30, 2026 and December 31, 2025.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in our consolidated balance sheets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Because many commitments are expected to expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is generally the same as the credit risk involved in extending loan facilities to customers.

Because many commitments are expected to expire unused or only partially funded, the contractual amounts do not necessarily represent future cash requirements; however, the Company considers these commitments in its liquidity management and maintains a reserve for expected credit losses on unfunded commitments.

The following table summarizes our off-balance sheet financial instruments whose contractual amounts represent credit risk as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risks:
Commitments to extend credit	$304,907	$315,180
Standby letters of credit	8,410	7,541
Total	$313,317	$322,721

At June 30, 2026, commitments to extend credit totaled $304.9 million, compared to $315.2 million at December 31, 2025. Standby letters of credit totaled $8.4 million at June 30, 2026, compared to $7.5 million at December 31, 2025.

We evaluate each customer’s creditworthiness on a case-by-case basis and use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet loans. The amount and type of collateral obtained, if deemed necessary, is based on management’s credit evaluation. Collateral may include marketable investment securities, accounts receivable, inventory, equipment, real estate and deposits.

In addition, we had unfunded commitments to contribute capital to LIHTC and other CRA-related investments totaling $1.3 million at June 30, 2026, compared to $2.4 million at December 31, 2025. These commitments are not expected to have a material effect on our liquidity, capital resources or results of operations.

Other than the commitments described above, we did not have off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Liquidity Management

Our primary sources of funds are deposits, principal and interest payments on loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and income from investments to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit, and payment of operating expenses. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

The Bank’s Board of Directors (the “Bank Board”) and the Company’s Board of Directors (the “Board”) are ultimately responsible for ensuring policies and procedures are in place that provide for the safety and soundness management of assets and liabilities of the Bank, including liquidity management and interest rate risk policies to ensure these policies are effectively implemented. At the management level, the Bank’s Asset Liability Management Working Group (the “ALM Working Group”) is responsible for the ongoing monitoring and management of liquidity and interest rate risk in accordance with policies and limits approved by the Bank Board and the Board. The Bank Board’s Asset Liability Committee (the “ALCO”) provides board-level oversight of these activities and reviews compliance with applicable policies and limits.

The objective of liquidity management is to ensure liquidity risk is monitored and controlled. Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The Bank and the Company have developed tools to appropriately identify, measure, monitor, and control funding and liquidity risk. These tools include daily, monthly, and quarterly reports and risk measures, cash flow projections, stress testing, and a formalized Contingency Funding Plan (“CFP”) as primary tools for measuring and managing liquidity risk. The CFP provides a framework for the Company to evaluate increasingly severe illiquid situations and monitor the availability of funding over these scenarios and addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of unrestricted cash, short-term investments, and unpledged available for sale investments securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management and we believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of unrestricted cash balances plus unpledged available for sale securities by the sum of total deposits, plus FHLB advances. At June 30, 2026, our liquidity ratio was 22.3%, which is above the Company’s minimum policy requirement of 12.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

At June 30, 2026, cash and cash equivalents totaled $300.4 million. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve discount window, brokered deposits, as well as loan and investment securities sales.

At June 30, 2026, total available liquidity was $2.4 billion, or 190.8% of uninsured deposits, net of collateralized and fiduciary deposit accounts. Total available liquidity is comprised of $524.5 million of on-balance sheet liquidity, consisting of primarily cash and investment securities, and $1.9 billion of unused borrowing capacity (FHLB available borrowing capacity, Federal Reserve discount window line, unsecured fed funds lines of credit with correspondent banks and available brokered deposits up to policy limit).

The Company’s primary source of funding is from our ability to generate low-cost commercial and consumer deposits, which totaled $2.4 billion as of June 30, 2026. Through our commercial banking teams, relationship managers, seven branches and electronic banking delivery channels, we offer a broad array of deposit and treasury management products and services. In addition, we are able to generate low-cost deposits through our specialty business lines. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps the Bank to retain the full amount of the deposits on its balance sheet, enhancing the Company’s funding stability. Our noninterest-bearing deposits as a percentage of total deposits was 27.9% as of June 30, 2026, reflecting our strong client relationship model.

A substantial portion of our loans were funded by our deposits. At June 30, 2026, the Company’s loan-to-deposit ratio was 89.6%. Certificates of deposit, including CDARS, that are scheduled to mature in one year or less from June 30, 2026 totaled $238.2 million and are comprised of $28.8 million in brokered certificates of deposit and $209.4 million in retail certificates of deposit. We anticipate both reducing our higher cost brokered deposits and that the majority of our retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given. To the extent that retail deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through brokered deposit channels, our FHLB borrowing arrangement, Federal Reserve discount window, or other sources.

The Bank maintains liquidity guidelines in the Asset Liability Management Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 30% of total deposits as a secondary source for funding. At June 30, 2026, the Company had $49.3 million in brokered deposits, which constituted 2.1% of total deposits.

The Company is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Company’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. Management believes that such restrictions will not have a material impact on the ability of the Company to meet its ongoing cash obligations. The Bank paid dividends to the Company of $3.6 million during the six months ended June 30, 2026.

The Company had borrowing lines with correspondent banks totaling $115.0 million at June 30, 2026, with no balances outstanding.

The Company should serve as a source of managerial and financial strength to its subsidiary bank, and consistent with this premise, hold capital commensurate with its overall risk profile. The board of directors of a bank holding company should assess carefully, among other things, capital adequacy and ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. We have paid no cash dividends to common shareholders since our inception. We anticipate that the majority of our future earnings will be retained to support our operations and finance the growth and development of our business. Whether or not dividends, either cash or stock, will be paid in the future will be determined by our Board in its sole discretion, subject to the satisfaction of any regulatory requirements. Our profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors in determining the payment of dividends.

Capital Resources

Capital adequacy is generally considered an important indicator of financial stability and performance. Our objectives include maintaining capitalization at levels that we believe are sufficient to support asset growth and to promote confidence among our depositors, investors, and regulators. We recognize that robust capital management practices are integral to addressing various financial and operational challenges, which may include managing credit risk, liquidity risk, balance sheet growth, new products, regulatory changes and competitive pressures.

From time to time, our Board authorizes us to repurchase our common stock. On April 29, 2026, our Board authorized a stock repurchase program, whereby the Company may repurchase an aggregate amount of up to $10.0 million of shares of its common stock. As of June 30, 2026, no shares of the Company’s common stock were repurchased under the plan.

Total shareholders’ equity was $285.5 million at June 30, 2026, compared to $264.0 million at December 31, 2025, an increase of $21.6 million, or 8.2%. The increase was primarily driven by net income of $25.1 million for the six months ended June 30, 2026 and share-based compensation, partially offset by $3.0 million of common stock repurchases, repurchases of restricted shares and restricted stock units for tax withholding, and a $1.4 million increase in accumulated other comprehensive loss related to changes in the fair value of the Company’s available-for-sale securities portfolio. Book value per common share was $49.87 at June 30, 2026, compared to $46.08 at December 31, 2025. Tangible book value per share, a non-GAAP financial measure, was $49.57 at June 30, 2026, compared to $45.75 at December 31, 2025. The increase in tangible book value per share was primarily driven by earnings retained during the period, partially offset by the impact of common stock repurchases at prices above tangible book value per share and the increase in accumulated other comprehensive loss. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of tangible book value per share to the most directly comparable GAAP measure.

Capital Requirements

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of June 30, 2026, 15.1% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the quarter.

The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Total capital (to risk-weighted assets)	$332,192	14.9%	$178,831	8.0%	$223,539	10.0%
Tier 1 capital (to risk-weighted assets)	304,212	13.6%	134,124	6.0%	178,831	8.0%
CET1 capital (to risk-weighted assets)	304,212	13.6%	100,593	4.5%	145,301	6.5%
Tier 1 capital (to average assets)	304,212	11.5%	105,651	4.0%	132,064	5.0%

As of December 31, 2025
Total capital (to risk-weighted assets)	$308,562	13.9%	$178,212	8.0%	$222,765	10.0%
Tier 1 capital (to risk-weighted assets)	280,690	12.6%	133,659	6.0%	178,212	8.0%
CET1 capital (to risk-weighted assets)	280,690	12.6%	100,244	4.5%	144,798	6.5%
Tier 1 capital (to average assets)	280,690	10.8%	103,505	4.0%	129,381	5.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Asset/Liability Management and Market Risk

Market risk is the risk of loss in value or reduced earnings from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from interest rate risk in our lending, investments, and deposit taking activities. Interest rate risk primarily occurs to the degree that the Bank’s interest-bearing liabilities reprice or mature on a different basis and frequency than its interest-earning assets. The Bank actively monitors and manages its portfolios to limit the adverse effects on net interest income and economic value due to changes in interest rates. The ALCO is responsible for implementing the Bank’s interest rate risk management policy established by the Board that sets forth limits of acceptable changes in net interest income (“NII”) and economic value of equity (“EVE”) due to specified changes in interest rates. Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies.

Interest Rate Risk Management

The principal objective of the Company’s interest rate risk management function is to maintain an interest rate risk profile close to the desired risk profile in light of the interest rate outlook. The Bank measures the interest rate risk included in the major balance sheet portfolios and compares the current risk profile to the desired risk profile and to policy limits set by the Board. Management then implements strategies consistent with the desired risk profile. Asset duration is compared to liability, with the desired mix of fixed and floating rate determined based upon the Company’s risk profile and outlook. Likewise, the Bank seeks to raise non-maturity deposits. Management often implements these strategies through pricing actions. Finally, management structures its security portfolio and borrowings to offset some of the interest rate sensitivity created by the repricing characteristics of customer loans and deposits.

Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies. Management analyzes potential strategies for their impact on the interest rate risk profile. Each quarter the Board reviews the Bank’s asset/liability position and simulations showing the impact on the Bank’s EVE in various interest rate scenarios. Interest rate moves, up or down, may subject the Bank to interest rate spread compression, which adversely impacts its net interest income. This is primarily due to the lag in repricing of the indices, to which adjustable rate loans and mortgage-backed securities are tied, as well as their repricing frequencies. Furthermore, large rate moves show the impact of interest rate caps and floors on adjustable rate transactions. This is partly offset by lags in repricing for deposit products. The extent of the interest rate spread compression depends on the direction and severity of interest rate moves and features in the Bank’s product portfolios.

The Company’s interest rate sensitivity is monitored by management through the use of both a simulation model that quantifies the estimated impact to earnings (“Earnings at Risk”) for twelve- and twenty-four month periods, and a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily instantaneous parallel interest rate shifts in 100 basis point increments. The simulation model estimates the impact on NII from changing interest rates on interest-earning assets and interest expense paid on interest bearing liabilities. The EVE model computes the net present value of equity by discounting all expected cash flows on assets and liabilities under each rate scenario. For each scenario, the EVE is the present value of all assets less the present value of all liabilities.

The following table shows the projected NII over the next twelve months and the EVE at June 30, 2026 and December 31, 2025, assuming instantaneous parallel interest rate shifts in the first month following each period end:

	Earnings at Risk (NII)	EVE
Changes in Interest Rates (bps)	Change (%)	Change (%)
June 30, 2026
+300	2.4%	4.2%
+200	1.6%	3.4%
+100	0.7%	1.9%
-100	0.4%	(1.1)%
-200	0.4%	(2.1)%
-300	(0.6)%	(3.2)%
December 31, 2025
+300	1.4%	4.9%
+200	0.8%	3.9%
+100	0.2%	2.2%
-100	1.5%	(1.1)%
-200	2.1%	(2.5)%
-300	0.8%	(5.2)%

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is relatively low for both rising and falling rate scenarios. At June 30, 2026, the model projected increases in net interest income under the rising-rate scenarios presented above and relatively modest changes in net interest income under the declining-rate scenarios. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior, and (5) management’s responses to the foregoing. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE. Additionally, the Company’s interest rate sensitivity may be impacted by changes in asset and liability composition, and is particularly sensitive to noninterest-bearing deposit balances that can fluctuate significantly from period to period.

The Company has minimal direct market risk from foreign exchange and no exposure from commodities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors.

The section entitled “Risk Factors” in Item 1A. in our Form 10 included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A. of the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 to April 30, 2026	—	$—	—	$10,000,000
May 1, 2026 to May 31, 2026	—	—	—	10,000,000
June 1, 2026 to June 30, 2026	—	—	—	10,000,000
Total	—	—	—	10,000,000

(1) On April 29, 2026, our Board authorized a stock repurchase program, whereby the Company may repurchase an aggregate amount of up to $10.0 million of shares of its common stock. The stock repurchase program expires on December 31, 2026. During the second quarter of 2026, the Company did not repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Incorporation of Private Bancorp of America, Inc. (Incorporated by reference to Exhibit 3.1 of Private Bancorp of America, Inc.’s Registration Statement on Form 10 filed on July 13, 2026 (File No. 001-43397))

3.2

Amended and Restated Bylaws of Private Bancorp of America, Inc. (Incorporated by reference to Exhibit 3.2 of Private Bancorp of America, Inc.’s Registration Statement on Form 10 filed on July 13, 2026 (File No. 001-43397))

4.1

Specimen Stock Certificate of Private Bancorp of America, Inc. (Incorporated by reference to Exhibit 4.1 of Private Bancorp of America, Inc.’s Registration Statement on Form 10 filed on July 13, 2026 (File No. 001-43397))

4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request

10.1*

Private Bancorp of America, Inc. 2026 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 of Private Bancorp of America, Inc.’s Registration Statement on Form 10 filed on July 13, 2026, (File No. 001-43397))

10.2*

Employment Agreement, dated as of May 22, 2026, by and between CalPrivate Bank and Richard L. Sowers (Incorporated by reference to Exhibit 10.9 of Private Bancorp of America, Inc.’s Registration Statement on Form 10 filed on July 13, 2026, (File No. 001-43397))

10.3*

Private Bancorp of America, Inc. 2026 Omnibus Equity Incentive Plan Option Award Agreement, dated August 4, 2026, by and between Private Bancorp of America, Inc. and Richard L. Sowers (Incorporated by reference to Exhibit 10.1 of Private Bancorp of America, Inc.’s Form 8-K filed on August 10, 2026)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Bancorp of America, Inc.

Date: September 4, 2026	By:	/s/ Richard L. Sowers
Richard L. Sowers
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2026	By:	/s/ Cory Stewart
Cory Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)