Form 10-Q
period 2026-09-30
Private Bancorp of America, Inc.
filed 2026-11-12
CIK 1705284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2026, the registrant had 5,730,094 shares of common stock, no par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$30,346	$11,148
Interest-bearing deposits in other financial institutions	16,825	13,523
Interest-bearing deposits at Federal Reserve Bank	204,063	130,344
Cash and Cash Equivalents	251,234	155,015
Interest-bearing time deposits with other financial institutions	4,356	4,355
Debt securities available for sale (amortized cost of $285,390 and $224,794, net of allowance for credit losses of $0 and $0)	267,701	217,837
Loans held for sale	—	2,330
Loans held for investment	2,186,690	2,126,147
Allowance for loan losses	(31,722)	(29,323)
Loans held for investment, net	2,154,968	2,096,824
Federal Home Loan Bank stock, at cost	11,251	10,652
Premises and equipment, net	2,759	2,783
Other real estate owned (“OREO”)	14,552	8,568
Deferred tax asset, net	14,570	10,508
Servicing assets, net	1,632	1,913
Accrued interest receivable	9,417	8,284
Other assets	15,780	15,988
Total Assets	$2,748,220	$2,535,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing deposits	$669,868	$606,105
Interest-bearing deposits	1,743,125	1,617,776
Total Deposits	2,412,993	2,223,881
Borrowings	25,981	28,976
Accrued interest payable and other liabilities	17,897	18,236
Total Liabilities	2,456,871	2,271,093
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock, no par value, 20,000,000 shares authorized; 5,729,832 and 5,728,187 shares issued and outstanding for September 30, 2026 and December 31, 2025, respectively	78,223	76,972
Additional paid-in-capital	4,849	4,389
Retained earnings	220,660	187,473
Accumulated other comprehensive income (loss)	(12,383)	(4,870)
Total Shareholders’ Equity	291,349	263,964
Total Liabilities and Shareholders’ Equity	$2,748,220	$2,535,057

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$39,050	$36,771	$116,055	$111,340
Interest-bearing deposits at the Federal Reserve Bank	2,506	2,288	5,983	6,364
Interest on investment securities	2,644	1,823	7,020	4,710
Dividends on Federal Home Loan Bank stock	276	228	945	646
Interest on deposits with other financial institutions	124	144	385	450
Total Interest and Dividend Income	44,600	41,254	130,388	123,510

Interest Expense
Deposits	10,052	11,440	28,825	34,715
Borrowings	423	482	1,284	1,618
Total Interest Expense	10,475	11,922	30,109	36,333

Net Interest Income	34,125	29,332	100,279	87,177
Provision (reversal) for credit losses	1,261	1,792	3,076	3,384
Net Interest Income After Provision (Reversal) for Credit Losses	32,864	27,540	97,203	83,793

Noninterest Income
Service charges on deposit accounts	520	537	1,597	1,685
Gain on sale of Small Business Administration (“SBA”) loans	337	1,008	1,248	2,000
Servicing income, net	216	169	486	474
Other fees and miscellaneous income	362	458	1,040	1,356
Total Noninterest Income	1,435	2,172	4,371	5,515

Noninterest Expense
Compensation and employee benefits	11,552	10,882	33,505	30,949
Occupancy and equipment	944	841	2,678	2,525
Data processing	1,476	1,429	4,336	4,151
Professional services	1,281	742	2,952	2,189
Director compensation and expenses	344	315	974	826
Regulatory assessments	362	374	1,104	1,080
Administrative and other expense	2,418	1,322	5,371	3,929
Total Noninterest Expense	18,377	15,905	50,920	45,649

Income Before Provision for Income Taxes	15,922	13,807	50,654	43,659
Provision for Income Taxes	4,513	4,106	14,100	12,947
Net Income	$11,409	$9,701	$36,554	$30,712

Net income per common share information
Basic Earnings Per Share	$1.99	$1.67	$6.38	$5.30
Diluted Earnings Per Share	1.97	1.65	6.31	5.22

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$11,409	$9,701	$36,554	$30,712

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities available-for-sale:
Change in unrealized gains (losses)	(8,796)	1,203	(10,732)	4,305
	(8,796)	1,203	(10,732)	4,305
Related income tax effect:
Change in unrealized (gains) losses	2,638	(360)	3,219	(1,291)
	2,638	(360)	3,219	(1,291)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(6,158)	843	(7,513)	3,014

TOTAL COMPREHENSIVE INCOME	$5,251	$10,544	$29,041	$33,726

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2026 and 2025

(Unaudited)

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Shareholders’
(in thousands, except share data)	Outstanding	Amount	Paid-In-Capital	Earnings	Income (Loss)	Equity
Balance, July 1, 2025	5,803,709	$76,398	$4,009	$172,849	$(6,317)	$246,939
Net income	—	—	—	9,701	—	9,701
Share-based compensation	—	—	477	—	—	477
Issuance of restricted shares	2,877	—	—	—	—	—
Vesting of restricted shares	—	5	(5)	—	—	—
Forfeitures of restricted stock	(500)	—	—	—	—	—
Repurchase of restricted stock for taxes	(193)	—	(2)	(4)	—	(6)
Other comprehensive income (loss)	—	—	—	—	843	843
Balance, September 30, 2025	5,805,893	$76,403	$4,479	$182,546	$(5,474)	$257,954

Balance, July 1, 2026	5,725,696	78,214	4,264	209,263	(6,225)	$285,516
Net income	—	—	—	11,409	—	11,409
Share-based compensation	—	—	601	—	—	601
Issuance of restricted shares	9,943	—	—	—	—	—
Vesting of restricted shares	—	9	(9)	—	—	—
Forfeitures of restricted stock	(5,601)	—	—	—	—	—
Repurchase of restricted stock for taxes	(206)	—	(7)	(12)	—	(19)
Other comprehensive income (loss)	—	—	—	—	(6,158)	(6,158)
Balance, September 30, 2026	5,729,832	$78,223	$4,849	$220,660	$(12,383)	$291,349

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2026 and 2025

(Unaudited)

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Shareholders’
(in thousands, except share data)	Outstanding	Amount	Paid-In-Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2025	5,766,810	75,377	4,393	152,252	(8,488)	$223,534
Net income	—	—	—	30,712	—	30,712
Share-based compensation	—	—	1,517	—	—	1,517
Exercise of stock options, net settled	5,000	75	—	—	—	75
Issuance of restricted shares	18,427	—	—	—	—	—
Vesting of restricted shares	—	256	(256)	—	—	—
Vesting of restricted stock units	22,077	695	(695)	—	—	—
Forfeitures of restricted stock	(2,025)	—	—	—	—	—
Repurchase of restricted stock for taxes	(4,396)	—	(129)	(418)	—	(547)
Repurchase of restricted stock units for taxes	—	—	(351)	—	—	(351)
Other comprehensive income (loss)	—	—	—	—	3,014	3,014
Balance, September 30, 2025	5,805,893	$76,403	$4,479	$182,546	$(5,474)	$257,954

Balance, January 1, 2026	5,728,187	76,972	4,389	187,473	(4,870)	$263,964
Net income	—	—	—	36,554	—	36,554
Share-based compensation	—	—	1,643	—	—	1,643
Common stock repurchased	(44,214)	—	—	(3,000)	—	(3,000)
Exercise of stock options, net settled	22,174	478	(25)	—	—	453
Issuance of restricted shares	22,843	—	—	—	—	—
Vesting of restricted shares	—	374	(374)	—	—	—
Vesting of restricted stock units	12,141	399	(399)	—	—	—
Forfeitures of restricted stock	(6,484)	—	—	—	—	—
Repurchase of restricted stock for taxes	(4,815)	—	(176)	(367)	—	(543)
Repurchase of restricted stock units for taxes	—	—	(209)	—	—	(209)
Other comprehensive income (loss)	—	—	—	—	(7,513)	(7,513)
Balance, September 30, 2026	5,729,832	$78,223	$4,849	$220,660	$(12,383)	$291,349

Accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIVATE BANCORP OF AMERICA, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities
Net income	$36,554	$30,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	711	859
Provision (reversal) for credit losses	3,076	3,384
Net amortization (accretion) of premiums and discounts on investment securities	(156)	2
Gain on sale of SBA loans	(1,248)	(2,000)
Proceeds from sale of SBA loans	28,315	38,575
Loans originated for sale	(25,201)	(34,501)
Amortization of servicing assets	744	703
Asset impairment and disposal losses	618	—
Noncash interest on loans transferred to OREO	(497)	(617)
Amortization of deferred loan fees, costs, premiums and discounts	(2,625)	(1,934)
Amortization of debt issuance costs	5	5
Amortization of low-income housing tax credit investments	366	295
Share-based compensation expense	1,643	1,517
Change in accrued interest receivable and other assets	7	2,100
Change in accrued interest payable and other liabilities	(3,513)	(3,670)
Net Cash Provided by Operating Activities	38,799	35,430

Cash Flows From Investing Activities
Change in time deposits with other banks	(1)	(106)
Purchases of securities	(101,600)	(85,991)
Maturities and principal paydowns of securities	40,822	34,744
Purchase of Federal Home Loan Bank stock	(599)	(1,066)
Net (increase) decrease in loans	(63,267)	(4,831)
Purchases of property and equipment	(748)	(777)
Net Cash Used in Investing Activities	(125,393)	(58,027)

Cash Flows From Financing Activities
Net increase in deposits	189,112	137,908
Net increase in (repayment of) borrowings	(3,000)	(17,000)
Share repurchases	(3,000)	—
Repurchase of restricted shares for taxes	(752)	(897)
Proceeds from exercise of stock options	453	75
Net Cash Provided by Financing Activities	182,813	120,086

Net Increase (Decrease) in Cash and Cash Equivalents	96,219	97,489
Cash and Cash Equivalents, Beginning of Period	155,015	163,878
Cash and Cash Equivalents, End of Period	$251,234	$261,367
Supplemental Cash Flow Information
Interest paid	$30,296	$37,235
Taxes paid	$15,247	$13,322
Loans transferred to OREO	$4,572	$7,951
Lease liabilities arising from obtaining right-of-use assets	$1,801	$1,291
Noncash recovery included in OREO acquired	$862	$—
Senior-lien liability assumed with OREO	$610	$—

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

The Bank is a commercial bank chartered by the State of California. Deposits held at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable statutory limits. The Bank provides comprehensive banking services, including deposit accounts, treasury management services, and lending solutions tailored primarily to high-net-worth individuals, real estate entrepreneurs, professionals, closely-held businesses, and for-profit and nonprofit businesses. Lending activities include commercial real estate loans, commercial and industrial (“C&I”) loans, and government-guaranteed lending programs.

The Company is headquartered in La Jolla, California, with additional branches located in downtown San Diego, Coronado, Newport Beach, Beverly Hills, El Segundo, and Montecito, California. The Company also maintains administrative locations in Brea, Temecula, Mission Valley, and Redlands, California. The Bank also provides digital banking services to enhance client accessibility and efficiency.

Effective July 30, 2026, the Company’s common stock was no longer quoted on the OTCQX marketplace and began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PBAM.” The Company is considered a public business entity for financial reporting purposes.

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

The following table presents the Company’s segment revenues, significant segment expense categories, other segment items, reported measure of segment profit or loss, and total assets for its single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Revenues:
Interest and Dividend Income	$44,600	$41,254	$130,388	$123,510
Noninterest Income	1,435	2,172	4,371	5,515
Total Segment Revenues	46,035	43,426	134,759	129,025

Segment Expenses:
Interest expense on deposits	10,052	11,440	28,825	34,715
Interest expense on borrowings	423	482	1,284	1,618
Provision (reversal) for credit losses	1,261	1,792	3,076	3,384
Compensation and employee benefits	11,552	10,882	33,505	30,949
Occupancy and equipment	944	841	2,678	2,525
Data processing	1,476	1,429	4,336	4,151
Professional services	1,281	742	2,952	2,189
Director compensation and expenses	344	315	974	826
Regulatory assessments	362	374	1,104	1,080
Administrative and other expense	2,418	1,322	5,371	3,929
Provision for income taxes	4,513	4,106	14,100	12,947
Total Segment Expenses	34,626	33,725	98,205	98,313
Segment Net Income	$11,409	$9,701	$36,554	$30,712

	September 30, 2026	December 31, 2025
Segment Assets	$2,748,220	$2,535,057

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

Note 2 – DEBT SECURITIES

Accrued interest receivable on available-for-sale debt securities totaled $889 thousand and $700 thousand at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable in the consolidated balance sheets. These amounts are excluded from the amortized cost basis of debt securities presented in this note.

The Company does not recognize an allowance for credit losses on accrued interest receivable, consistent with its policy to write off uncollected accrued interest no later than 90 days past due by reversing interest income.

The following table summarizes the amortized cost and fair value of securities available for sale at September 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2026	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Agency securities	$2,494	$—	$(105)	$2,389
Municipal securities	2,371	—	(205)	2,166
SBA Loan Pool securities	7,421	—	(305)	7,116
Mortgage-backed securities	269,354	33	(16,954)	252,433
Corporate debt securities	3,750	—	(153)	3,597
Total	$285,390	$33	$(17,722)	$267,701

December 31, 2025
Securities Available for Sale:
U.S. Agency securities	$6,500	$14	$—	$6,514
Municipal securities	2,308	—	(5)	2,303
SBA Loan Pool securities	2,941	—	(127)	2,814
Mortgage-backed securities	211,295	1,077	(7,779)	204,593
Corporate debt securities	1,750	—	(137)	1,613
Total	$224,794	$1,091	$(8,048)	$217,837

At September 30, 2026 and December 31, 2025, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.

The amortized cost and fair value of the investment securities portfolio as of September 30, 2026 are shown by contractual maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Amortized	Fair
(in thousands)	Cost	Value
Due within one year	$163	$162
Due after one year through five years	—	—
Due after five years through ten years	15,873	15,106
Mortgage-backed securities	269,354	252,433
Total debt securities	$285,390	$267,701

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$2,389	$(105)	$—	$—	$2,389	$(105)
Municipal securities	2,166	(205)	—	—	2,166	(205)
SBA Loan Pool securities	4,848	(120)	2,268	(185)	7,116	(305)
Mortgage-backed securities	183,856	(6,878)	63,824	(10,076)	247,680	(16,954)
Corporate debt securities	1,953	(48)	1,644	(105)	3,597	(153)
Total	$195,212	$(7,356)	$67,736	$(10,366)	$262,948	$(17,722)

December 31, 2025
U.S. Agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	2,303	(5)	—	—	2,303	(5)
SBA Loan Pool securities	—	—	2,814	(127)	2,814	(127)
Mortgage-backed securities	47,863	(279)	77,894	(7,500)	125,757	(7,779)
Corporate debt securities	—	—	1,613	(137)	1,613	(137)
Total	$50,166	$(284)	$82,321	$(7,764)	$132,487	$(8,048)

As of September 30, 2026, there were 105 securities (2 SBA Loan Pool securities, 1 U.S. agency security, 2 municipal securities, 99 mortgage-backed securities and 1 corporate security) with unrealized losses of $7.4 million that had been in a continuous loss position for less than 12 months and 37 securities (2 SBA Loan Pool securities, 33 mortgage-backed securities and 2 corporate securities) with unrealized losses of $10.4 million that had been in a continuous loss position for 12 months or longer. As of December 31, 2025, there were 22 securities (1 municipal security and 21 mortgage-backed securities) with unrealized losses of $284 thousand that had been in a continuous loss position for less than 12 months and 39 securities (2 SBA Loan Pool securities, 35 mortgage-backed securities and 2 corporate securities) with unrealized losses of $7.8 million that had been in a continuous loss position for more than 12 months. Unrealized losses on debt securities have not been recognized in earnings because the issuers are of high credit quality, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery, and substantially all of the unrealized losses are attributable to changes in market interest rates and other noncredit factors. The fair value of these securities in unrealized loss positions is expected to recover as the securities approach maturity. The Company had no realized gains or losses on sales of securities in the three and nine months ended September 30, 2026 and 2025.

The Company had pledged debt securities with a fair value of $4.7 million and $5.3 million to secure borrowing arrangements discussed in Note 8, as of September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the Company did not hold any held-to-maturity or trading securities.

Note 3 – LOANS AND Allowance for cREDIT Losses

The Company’s loan portfolio is divided into three reporting portfolio segments: commercial real estate (“CRE”), commercial business and consumer. Within each portfolio segment, the Company monitors and assesses credit risk by loan class based on shared risk characteristics. The Company may apply qualitative adjustments to an individual loan class when appropriate.

Commercial Real Estate	Commercial Business	Consumer
• Investor owned • Owner occupied • Multifamily • Secured by single family • Land and construction • SBA secured by real estate	• Commercial and Industrial • SBA non-real estate secured	• Consumer

Accrued interest receivable on loans held for investment totaled $8.1 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable in the consolidated balance sheets. These amounts are excluded from the loan balances presented in this note.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income in the current period.

Accrued interest written off through reversals of interest income was as follows for the periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Commercial real estate	$—	$537	$57	$699
Commercial business	111	913	111	1,037
Total	$111	$1,450	$168	$1,736

No interest income was recognized on loans while on nonaccrual status during the three and nine months ended September 30, 2026 and 2025.

The following is a summary of the loans and allowance for loan losses as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
CRE:
Investor owned	$598,556	$577,730
Owner occupied	213,557	236,623
Multifamily	217,207	155,941
Secured by single family	235,949	198,743
Land and construction	59,405	47,029
SBA secured by real estate	431,749	403,609
Total CRE	1,756,423	1,619,675
Commercial business:
C&I	394,283	471,526
SBA non-real estate secured	33,022	32,853
Total commercial business	427,305	504,379
Consumer	2,962	2,093
Loans held for investment(1)	2,186,690	2,126,147
Allowance for loan losses	(31,722)	(29,323)
Loans held for investment, net(1)	$2,154,968	$2,096,824

(1)
Net of deferred loan origination fees and costs and unamortized discounts and premiums of $0.2 million and $0.1 million at September 30, 2026 and December 31, 2025, respectively.

Effective July 1, 2026, the Company implemented a new third-party CECL estimation model for loans held for investment and unfunded lending commitments. The new model provides greater visibility into the data underlying the estimates and more granular loan segmentation based on shared risk characteristics, including collateral type, whether loans are secured or unsecured, and revolving or term structures. For most collectively evaluated loans, expected credit losses incorporate exposure at default, probability of default, loss given default and expected prepayments over the contractual life of the loans. The estimate for unfunded commitments that are not unconditionally cancellable also considers expected utilization at the facility level and the likelihood of funding.

The new model incorporates historical experience, current conditions and reasonable and supportable forecasts. For modeled economic forecasts, the Company uses a 24-month forecast period followed by a six-month straight-line reversion to historical experience. The Company uses multiple economic scenarios from a third-party forecast provider, which are probability-weighted based on available information at the time of the forecasts. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. Pooled loans secured by single-family residential properties use historical average default probabilities, and consumer loans use a fixed loss rate. Because the new quantitative model captures risks differently from the prior model, the Company revised its qualitative framework to address risks not adequately reflected in the new quantitative estimates and to avoid duplicating modeled risks. Qualitative adjustments use pool-specific scores and weights applied to the difference between historical maximum loss rates and quantitative loss rates. Loans that do not share similar risk characteristics continue to be evaluated individually using expected cash flows or the fair value of collateral, as appropriate.

Unlike the former pool-level loss calculation, the new model applies pool-specific utilization rates to each facility’s available unfunded amount, recognizing additional expected C&I funding even when pool utilization exceeds historical funding rates.

Applying the former and new CECL methodologies to the same June 30, 2026 loan data resulted in a decrease in the estimated allowance for loans held for investment of approximately $47 thousand and an increase in the estimated reserve for unfunded commitments of approximately $0.8 million. The following table summarizes increases (decreases) in the allowance from the model comparison, which is separate from the total change in the allowance during the three months ended September 30, 2026 (in thousands):

July 1, 2026
Allowance for loan losses:
Commercial real estate	$2,320
Commercial business	(2,376)
Consumer	9
Total allowance for loan losses	(47)
Reserve for unfunded commitments	819
Total increase in allowance for credit losses	$772

The CRE allowance increased as higher qualitative adjustments, including for collateral valuation risk and underwriting policy exceptions, more than offset lower quantitative estimates. The commercial business allowance decreased primarily because the new model and qualitative-factor framework produced lower allowances for secured loans and revolving lines. The new model separately evaluates secured and unsecured loans and revolving and term loans, with lower expected loss rates for secured exposures and the shorter remaining lives of revolving lines. Qualitative adjustments are calibrated to each pool’s loss experience and specific risks, after considering losses already captured by quantitative estimates. The resulting decrease in qualitative adjustments more than offset higher quantitative estimates.

The model change was accounted for prospectively as a change in accounting estimate and resulted in approximately $0.8 million of provision for credit losses.

Using the recorded model change provision and a combined federal and California statutory income tax rate of 29.6%, the estimated after-tax effect of the model change was a $0.5 million decrease in net income, or $0.09 per basic share and $0.09 per diluted share, for both the three and nine months ended September 30, 2026.

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to the loan portfolio segments and unfunded commitments as of and for the three months ended September 30, 2026 and 2025 (in thousands):

Three Months Ended September 30, 2026	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$20,699	$9,732	$31	$30,462
Provision for (reversal of) credit losses	1,942	(1,609)	28	361
Gross charge-offs	—	—	—	—
Gross recoveries	862	37	—	899
End of Period	23,503	8,160	59	31,722
Allowance for Unfunded Commitments:
Beginning of Period	546	—	—	546
Provision for (reversal of) credit losses	(136)	1,021	15	900
End of Period	410	1,021	15	1,446
Allowance for Credit Losses	$23,913	$9,181	$74	$33,168

Allowance for Loan Losses by Methodology:
Individually evaluated	$—	$1,875	$—	$1,875
Collectively evaluated	23,503	6,285	59	29,847
	$23,503	$8,160	$59	$31,722

Three Months Ended September 30, 2025	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$21,755	$6,393	$30	$28,178
Provision for (reversal of) credit losses	221	1,443	2	1,666
Gross charge-offs	(1,059)	—	—	(1,059)
Gross recoveries	—	—	—	—
End of Period	20,917	7,836	32	28,785
Allowance for Unfunded Commitments:
Beginning of Period	805	95	—	900
Provision for (reversal of) credit losses	92	32	—	124
End of Period	897	127	—	1,024
Allowance for Credit Losses	$21,814	$7,963	$32	$29,809

Allowance for Loan Losses by Methodology:
Individually evaluated	$—	$3,215	$—	$3,215
Collectively evaluated	20,917	4,621	32	25,570
	$20,917	$7,836	$32	$28,785

Nine Months Ended September 30, 2026	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$19,703	$9,596	$24	$29,323
Provision for (reversal of) credit losses	2,938	(659)	35	2,314
Gross charge-offs	—	(1,578)	—	(1,578)
Gross recoveries	862	801	—	1,663
End of Period	23,503	8,160	59	31,722
Allowance for Unfunded Commitments:
Beginning of Period	684	—	—	684
Provision for (reversal of) credit losses	(274)	1,021	15	762
End of Period	410	1,021	15	1,446
Allowance for Credit Losses	$23,913	$9,181	$74	$33,168

Allowance for Loan Losses by Methodology:
Individually evaluated	$—	$1,875	$—	$1,875
Collectively evaluated	23,503	6,285	59	29,847
	$23,503	$8,160	$59	$31,722

Nine Months Ended September 30, 2025	CRE	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning of Period	$20,724	$6,507	$36	$27,267
Provision for (reversal of) credit losses	1,252	2,619	(4)	3,867
Gross charge-offs	(1,059)	(1,290)	—	(2,349)
Gross recoveries	—	—	—	—
End of Period	20,917	7,836	32	28,785
Allowance for Unfunded Commitments:
Beginning of Period	1,412	96	1	1,509
Provision for (reversal of) credit losses	(515)	31	(1)	(485)
End of Period	897	127	—	1,024
Allowance for Credit Losses	$21,814	$7,963	$32	$29,809

Allowance for Loan Losses by Methodology:
Individually evaluated	$—	$3,215	$—	$3,215
Collectively evaluated	20,917	4,621	32	25,570
	$20,917	$7,836	$32	$28,785

There were no gross charge-offs during the three months ended September 30, 2026, compared with $1.1 million during the same period in 2025. Recoveries were $899 thousand during the three months ended September 30, 2026 and included an $862 thousand recovery on a previously charged-off commercial real estate loan following the acquisition of additional residential real estate collateral. There were no recoveries during the same period in 2025.

For the nine months ended September 30, 2026, gross charge-offs were $1.6 million and related to commercial business loans, compared with $2.3 million in the same period in 2025, which included both commercial real estate and commercial business loans. Recoveries were $1.7 million for the nine months ended September 30, 2026 and included the recovery described above and collections on previously charged-off commercial business loans. There were no recoveries for the nine months ended September 30, 2025.

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

Nonaccrual – Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when, in management’s judgment, there is reasonable doubt as to collectability. Interest accrual is also discontinued when principal or interest is past due 90 days based on the contractual terms of the loan, unless the loan is both well secured and in the process of collection.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

The amortized cost basis of loans by risk category and class of loans was as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	Term Loans by Origination Year						Revolving Loans
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Period	Converted to Term	Total
CRE:
Investor owned
Pass	$98,147	$63,007	$33,322	$61,109	$144,727	$159,110	$17,977	$14,831	$592,230
Substandard – Still accruing	—	—	—	—	5,900	426	—	—	6,326
Total	98,147	63,007	33,322	61,109	150,627	159,536	17,977	14,831	598,556
Owner occupied
Pass	32,279	10,360	26,115	26,373	34,995	56,430	14,752	2,203	203,507
Substandard – Still accruing	—	—	—	—	—	7,943	—	—	7,943
Substandard – Nonaccrual	—	—	—	—	—	2,107	—	—	2,107
Total	32,279	10,360	26,115	26,373	34,995	66,480	14,752	2,203	213,557
Multifamily
Pass	44,886	28,506	13,683	15,081	51,062	45,340	17,950	699	217,207
Total	44,886	28,506	13,683	15,081	51,062	45,340	17,950	699	217,207
Secured by single family
Pass	31,385	6,925	44,019	9,338	11,271	38,483	64,512	6,353	212,286
Substandard – Still accruing	—	—	—	—	5,284	—	201	995	6,480
Substandard – Nonaccrual	—	—	3,960	3,877	5,346	—	—	4,000	17,183
Total	31,385	6,925	47,979	13,215	21,901	38,483	64,713	11,348	235,949
Land and construction
Pass	13,389	11,454	13,264	13,145	—	2,591	3,863	—	57,706
Substandard – Nonaccrual	—	—	—	—	—	1,699	—	—	1,699
Total	13,389	11,454	13,264	13,145	—	4,290	3,863	—	59,405
SBA secured by real estate
Pass	71,934	39,877	74,084	73,723	57,731	94,713	—	—	412,062
Special Mention	—	—	607	3,253	—	66	—	—	3,926
Substandard – Still accruing	—	—	3,638	3,830	2,007	4,422	—	—	13,897
Substandard – Nonaccrual	—	—	658	1,206	—	—	—	—	1,864
Total	71,934	39,877	78,987	82,012	59,738	99,201	—	—	431,749
Total CRE
Pass	292,020	160,129	204,487	198,769	299,786	396,667	119,054	24,086	1,694,998
Special Mention	—	—	607	3,253	—	66	—	—	3,926
Substandard – Still accruing	—	—	3,638	3,830	13,191	12,791	201	995	34,646
Substandard – Nonaccrual	—	—	4,618	5,083	5,346	3,806	—	4,000	22,853
Total	292,020	160,129	213,350	210,935	318,323	413,330	119,255	29,081	1,756,423
Commercial business:
C&I
Pass	4,016	14,881	12,321	1,870	28,949	19,509	286,732	18,765	387,043
Special Mention	—	—	—	—	—	—	—	259	259
Substandard – Still accruing	—	—	—	—	—	2,008	—	2,203	4,211
Substandard – Nonaccrual	—	—	—	—	—	—	1,920	850	2,770
Total	4,016	14,881	12,321	1,870	28,949	21,517	288,652	22,077	394,283
SBA non-real estate secured
Pass	4,812	9,402	6,923	4,733	752	3,209	—	—	29,831
Substandard – Still accruing	—	—	—	—	—	44	—	—	44
Substandard – Nonaccrual	—	441	—	2,706	—	—	—	—	3,147
Total	4,812	9,843	6,923	7,439	752	3,253	—	—	33,022
Total commercial business
Pass	8,828	24,283	19,244	6,603	29,701	22,718	286,732	18,765	416,874
Special Mention	—	—	—	—	—	—	—	259	259
Substandard – Still accruing	—	—	—	—	—	2,052	—	2,203	4,255
Substandard – Nonaccrual	—	441	—	2,706	—	—	1,920	850	5,917
Total	8,828	24,724	19,244	9,309	29,701	24,770	288,652	22,077	427,305
Consumer:
Total consumer
Pass	1,011	—	—	573	—	—	1,378	—	2,962
Total	1,011	—	—	573	—	—	1,378	—	2,962
Total loans:
Pass	301,859	184,412	223,731	205,945	329,487	419,385	407,164	42,851	2,114,834
Special Mention	—	—	607	3,253	—	66	—	259	4,185
Substandard – Still accruing	—	—	3,638	3,830	13,191	14,843	201	3,198	38,901
Substandard – Nonaccrual	—	441	4,618	7,789	5,346	3,806	1,920	4,850	28,770
Total	$301,859	$184,853	$232,594	$220,817	$348,024	$438,100	$409,285	$51,158	$2,186,690

	Term Loans by Origination Year						Revolving Loans
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Period	Converted to Term	Total
CRE:
Investor owned
Pass	$69,674	$47,701	$64,383	$158,733	$92,012	$123,112	$11,187	$6,467	$573,269
Substandard – Still accruing	—	—	—	2,049	—	835	—	—	2,884
Substandard – Nonaccrual	—	—	1,577	—	—	—	—	—	1,577
Total	69,674	47,701	65,960	160,782	92,012	123,947	11,187	6,467	577,730
Owner occupied
Pass	21,582	23,453	27,588	38,342	41,485	46,402	22,525	5,084	226,461
Substandard – Still accruing	—	—	—	—	—	8,055	—	—	8,055
Substandard – Nonaccrual	—	—	—	—	—	2,107	—	—	2,107
Total	21,582	23,453	27,588	38,342	41,485	56,564	22,525	5,084	236,623
Multifamily
Pass	10,268	13,726	15,152	51,326	31,931	15,244	17,590	704	155,941
Total	10,268	13,726	15,152	51,326	31,931	15,244	17,590	704	155,941
Secured by single family
Pass	17,882	50,369	14,880	17,824	24,631	16,053	41,528	2,466	185,633
Substandard – Still accruing	—	—	—	352	—	—	—	—	352
Substandard – Nonaccrual	—	3,960	3,876	4,922	—	—	—	—	12,758
Total	17,882	54,329	18,756	23,098	24,631	16,053	41,528	2,466	198,743
Land and construction
Pass	442	13,062	12,843	14,748	—	373	3,862	—	45,330
Substandard – Nonaccrual	—	—	—	—	1,699	—	—	—	1,699
Total	442	13,062	12,843	14,748	1,699	373	3,862	—	47,029
SBA secured by real estate
Pass	48,528	81,598	79,285	64,429	46,792	64,809	—	—	385,441
Special Mention	—	606	5,443	1,461	415	591	—	—	8,516
Substandard – Still accruing	—	1,297	—	1,360	145	2,278	—	—	5,080
Substandard – Nonaccrual	—	—	4,572	—	—	—	—	—	4,572
Total	48,528	83,501	89,300	67,250	47,352	67,678	—	—	403,609
Total CRE
Pass	168,376	229,909	214,131	345,402	236,851	265,993	96,692	14,721	1,572,075
Special Mention	—	606	5,443	1,461	415	591	—	—	8,516
Substandard – Still accruing	—	1,297	—	3,761	145	11,168	—	—	16,371
Substandard – Nonaccrual	—	3,960	10,025	4,922	1,699	2,107	—	—	22,713
Total	168,376	235,772	229,599	355,546	239,110	279,859	96,692	14,721	1,619,675
Commercial business:
C&I
Pass	23,596	37,142	2,655	33,660	12,519	9,467	325,040	5,451	449,530
Special Mention	—	221	—	—	—	—	—	170	391
Substandard – Still accruing	—	—	—	—	2,229	1,328	2,000	—	5,557
Substandard – Nonaccrual	—	4,600	350	4,165	4,073	—	450	—	13,638
Doubtful – Nonaccrual	—	—	—	—	—	—	2,410	—	2,410
Total	23,596	41,963	3,005	37,825	18,821	10,795	329,900	5,621	471,526
SBA non-real estate secured
Pass	10,296	8,738	5,444	1,041	275	3,473	—	—	29,267
Substandard – Still accruing	—	—	—	—	—	120	—	—	120
Substandard – Nonaccrual	—	607	2,859	—	—	—	—	—	3,466
Total	10,296	9,345	8,303	1,041	275	3,593	—	—	32,853
Total commercial business
Pass	33,892	45,880	8,099	34,701	12,794	12,940	325,040	5,451	478,797
Special Mention	—	221	—	—	—	—	—	170	391
Substandard – Still accruing	—	—	—	—	2,229	1,448	2,000	—	5,677
Substandard – Nonaccrual	—	5,207	3,209	4,165	4,073	—	450	—	17,104
Doubtful – Nonaccrual	—	—	—	—	—	—	2,410	—	2,410
Total	33,892	51,308	11,308	38,866	19,096	14,388	329,900	5,621	504,379
Consumer:
Total consumer
Pass	—	—	634	—	—	—	1,459	—	2,093
Total	—	—	634	—	—	—	1,459	—	2,093
Total loans:
Pass	202,268	275,789	222,864	380,103	249,645	278,933	423,191	20,172	2,052,965
Special Mention	—	827	5,443	1,461	415	591	—	170	8,907
Substandard – Still accruing	—	1,297	—	3,761	2,374	12,616	2,000	—	22,048
Substandard – Nonaccrual	—	9,167	13,234	9,087	5,772	2,107	450	—	39,817
Doubtful – Nonaccrual	—	—	—	—	—	—	2,410	—	2,410
Total	$202,268	$287,080	$241,541	$394,412	$258,206	$294,247	$428,051	$20,342	$2,126,147

Charge-offs of loans by class of loans for the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows (in thousands):

	Charge Offs by Loan Origination Year
Nine Months Ended September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Gross charge offs:
Commercial business:
C&I	$—	$—	$—	$—	$—	$1,441	$1,441
SBA non-real estate secured	—	—	137	—	—	—	137
Total commercial business	—	—	137	—	—	1,441	1,578
Total gross charge offs	$—	$—	$137	$—	$—	$1,441	$1,578

	Charge Offs by Loan Origination Year
Year Ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Gross charge offs:
CRE:
Owner occupied	$—	$—	$1,061	$—	$—	$—	$1,061
Total CRE	—	—	1,061	—	—	—	1,061
Commercial business:
C&I	$—	$—	$—	$2,600	$—	$1,050	$3,650
Total commercial business	—	—	—	2,600	—	1,050	3,650
Total gross charge offs	$—	$—	$1,061	$2,600	$—	$1,050	$4,711

Past due and nonaccrual loans presented by loan class were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026	Total Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due 90 or more Days and Still Accruing
CRE:
Investor owned	$—	$—	$—
Owner occupied	2,107	2,107	—
Multifamily	—	—	—
Secured by single family	17,183	17,183	—
Land and construction	1,699	1,699	—
SBA secured by real estate	1,864	1,864	—
Total CRE	22,853	22,853	—
Commercial business:
C&I	2,770	—	—
SBA non-real estate secured	3,147	—	—
Total commercial business	5,917	—	—
Consumer	—	—	—
Total	$28,770	$22,853	$—

	Total Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due 90 or more Days and Still Accruing

December 31, 2025
CRE:
Investor owned	$1,577	$1,577	$—
Owner occupied	2,107	2,107	—
Multifamily	—	—	—
Secured by single family	12,758	12,758	—
Land and construction	1,699	1,699	—
SBA secured by real estate	4,572	4,572	—
Total CRE	22,713	22,713	—
Commercial business:
C&I	16,048	12,788	—
SBA non-real estate secured	3,466	—	—
Total commercial business	19,514	12,788	—
Consumer	—	—	—
Total	$42,227	$35,501	$—

Upon payoff of loans that had been on nonaccrual status, the Company recorded contractual interest income of zero and $1.2 million during the three and nine months ended September 30, 2026, respectively, and zero and $617 thousand during the three and nine months ended September 30, 2025, respectively. The Company also recorded zero and $265 thousand of late fees during the three and nine months ended September 30, 2026, respectively, upon payoff of a loan that had been on nonaccrual status, compared with none during the three and nine months ended September 30, 2025.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of September 30, 2026 and December 31, 2025 (in thousands).

September 30, 2026	Real Estate	Equipment	Business Blanket Lien	Total
CRE:
Investor owned	$3,877	$—	$—	$3,877
Owner occupied	2,107	—	—	2,107
Multifamily	—	—	—	—
Secured by single family	22,120	—	—	22,120
Land and construction	1,699	—	—	1,699
SBA secured by real estate	1,864	—	—	1,864
Total CRE	31,667	—	—	31,667
Commercial business:
C&I	—	—	—	—
SBA non-real estate secured	441	—	—	441
Total commercial business	441	—	—	441
Consumer	—	—	—	—
Total	$32,108	$—	$—	$32,108

December 31, 2025	Real Estate	Equipment	Business Blanket Lien	Total
CRE:
Investor owned	$1,577	$—	$—	$1,577
Owner occupied	2,107	—	—	2,107
Multifamily	—	—	—	—
Secured by single family	12,758	—	—	12,758
Land and construction	1,699	—	—	1,699
SBA secured by real estate	4,572	—	—	4,572
Total CRE	22,713	—	—	22,713
Commercial business:
C&I	—	—	7,074	7,074
SBA non-real estate secured	1,363	—	2,103	3,466
Total commercial business	1,363	—	9,177	10,540
Consumer	—	—	—	—
Total	$24,076	$—	$9,177	$33,253

The following table presents the aging of the amortized cost basis in past-due loans as of September 30, 2026 and December 31, 2025 (in thousands).

September 30, 2026	Current	30 - 59 Days Past due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Total
CRE:
Investor owned	$594,679	$3,877	$—	$—	$3,877	$598,556
Owner occupied	211,450	—	—	2,107	2,107	213,557
Multifamily	216,610	597	—	—	597	217,207
Secured by single family	213,011	818	5,192	16,928	22,938	235,949
Land and construction	57,706	—	—	1,699	1,699	59,405
SBA secured by real estate	426,488	4,055	—	1,206	5,261	431,749
Total CRE	1,719,944	9,347	5,192	21,940	36,479	1,756,423
Commercial business:
C&I	388,786	581	2,146	2,770	5,497	394,283
SBA non-real estate secured	31,103	110	—	1,809	1,919	33,022
Total commercial business	419,889	691	2,146	4,579	7,416	427,305
Consumer	2,962	—	—	—	—	2,962
Total	$2,142,795	$10,038	$7,338	$26,519	$43,895	$2,186,690

December 31, 2025	Current	30 - 59 Days Past due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Total
CRE:
Investor owned	$576,153	$1,577	$—	$—	$1,577	$577,730
Owner occupied	234,516	—	—	2,107	2,107	236,623
Multifamily	155,941	—	—	—	—	155,941
Secured by single family	197,746	416	303	278	997	198,743
Land and construction	47,029	—	—	—	—	47,029
SBA secured by real estate	397,308	1,729	—	4,572	6,301	403,609
Total CRE	1,608,693	3,722	303	6,957	10,982	1,619,675
Commercial business:
C&I	457,453	3,498	—	10,575	14,073	471,526
SBA non-real estate secured	29,387	—	1,495	1,971	3,466	32,853
Total commercial business	486,840	3,498	1,495	12,546	17,539	504,379
Consumer	2,093	—	—	—	—	2,093
Total	$2,097,626	$7,220	$1,798	$19,503	$28,521	$2,126,147

The Company may grant certain modifications of loans to borrowers experiencing financial difficulty on a case-by-case basis. The following presents the amortized cost basis of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026 and 2025. There were no modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Nine Months Ended September 30, 2026	Payment Deferral	Term Extension	Interest Rate Reduction	Total	Percentage of Class of Financing Receivable
CRE:
Investor owned	$—	$—	$—	$—	0.0%
Owner occupied	—	—	—	—	0.0%
Multifamily	—	—	—	—	0.0%
Secured by single family	—	818	378	1,196	0.5%
Land and construction	—	—	—	—	0.0%
SBA secured by real estate	—	—	—	—	0.0%
Total CRE	—	818	378	1,196	0.1%
Commercial business:
C&I	—	4,211	—	4,211	1.1%
SBA non-real estate secured	—	—	—	—	0.0%
Total commercial business	—	4,211	—	4,211	1.0%
Consumer	—	—	—	—	0.0%
Total	$—	$5,029	$378	$5,407	0.2%

Nine Months Ended September 30, 2025	Payment Deferral	Term Extension	Interest Rate Reduction	Total	Percentage of Class of Financing Receivable
CRE:
Investor owned	$—	$—	$—	$—	0.0%
Owner occupied	—	—	—	—	0.0%
Multifamily	—	—	—	—	0.0%
Secured by single family	8,349	—	—	8,349	4.0%
Land and construction	1,699	—	—	1,699	3.1%
SBA secured by real estate	—	—	—	—	0.0%
Total CRE	10,048	—	—	10,048	0.6%
Commercial business:
C&I	13,117	—	—	13,117	3.2%
SBA non-real estate secured	—	—	—	—	0.0%
Total commercial business	13,117	—	—	13,117	3.0%
Consumer	—	—	—	—	0.0%
Total	$23,165	$—	$—	$23,165	1.1%

The Company has not committed to lend any additional amounts to the borrowers related to modified loans in the tables above.

The following table presents the performance of such loans that have been modified in the preceding 12 months:

September 30, 2026	30 - 59 Days Past due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due
CRE:
Investor owned	$—	$—	$—	$—
Owner occupied	—	—	—	—
Multifamily	—	—	—	—
Secured by single family	818	—	513	1,331
Land and construction	—	—	—	—
SBA secured by real estate	—	—	—	—
Total CRE	818	—	513	1,331
Commercial business:
C&I	203	2,146	420	2,769
SBA non-real estate secured	—	—	—	—
Total commercial business	203	2,146	420	2,769
Consumer	—	—	—	—
Total	$1,021	$2,146	$933	$4,100

At September 30, 2025, none of the loans modified during the preceding 12 months to borrowers experiencing financial difficulty were past due.

The following table presents the period-end amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2026 and 2025 and had been modified within the 12 months preceding the payment default (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Loan class	Modification type	2026	2025	2026	2025
CRE:
Secured by single family	Payment deferral	$—	$—	$7,837	$—
Secured by single family	Interest rate reduction	—	—	513	—
Land and construction	Payment deferral	—	—	1,699	—
Commercial business:
C&I	Term extension	420	—	420	4,100
C&I	Payment deferral	—	—	850	—
Total		$420	$—	$11,319	$4,100

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and 2025. There were no modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026	Weighted- Average Interest Rate Reduction (Basis Points)	Weighted- Average Deferral or Extension (In Months)	Amortized Cost Basis Modified
CRE:
Secured by single family - term extension	—	3	$818
Secured by single family - interest rate reduction	77	35	378
Commercial business:
C&I - term extension	—	9	4,211
Total	—	—	$5,407

Nine Months Ended September 30, 2025	Weighted- Average Interest Rate Reduction (Basis Points)	Weighted- Average Deferral or Extension (In Months)	Amortized Cost Basis Modified
CRE:
Secured by single family - payment deferral	—	7	$8,349
Land and construction - payment deferral	—	7	1,699
Commercial business:
C&I - payment deferral	—	8	13,117
Total	—	—	$23,165

The following table presents loans purchased and the carrying value of loans sold during the three and nine months ended September 30, 2026 and 2025 by portfolio segment (in thousands):

	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended September 30, 2026:
Purchases	$—	$—	$1,014	$1,014
Sales	$1,898	$4,610	$—	$6,508
Three months ended September 30, 2025:
Purchases	$—	$—	$—	$—
Sales	$3,444	$14,723	$—	$18,167
Nine months ended September 30, 2026:
Purchases	$—	$—	$1,014	$1,014
Sales	$10,950	$16,409	$—	$27,359
Nine months ended September 30, 2025:
Purchases	$1,160	$2,012	$—	$3,172
Sales	$15,118	$22,064	$—	$37,182

Loan purchases during the periods presented above consisted of consumer loans purchased from BHG Financial in 2026 and repurchases of the guaranteed portions of previously sold SBA 7(a) loans in 2025 in connection with borrower defaults or other circumstances requiring repurchase under applicable SBA program or secondary-market requirements.

NOTE 4 – OTHER REAL ESTATE OWNED

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of the fair value less costs to sell of the real estate acquired at the date of acquisition are charged-off against the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value less costs to sell declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

The following table summarizes OREO by property type at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025

Commercial real estate	$13,080	$8,568
Single-family residential	1,472	—
Total other real estate owned	$14,552	$8,568

The following table summarizes OREO activity for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Balance at beginning of period	$13,637	$8,568	$8,568	$—
Real estate acquired through foreclosure	1,472	—	6,541	8,568
Valuation write-downs	(557)	—	(557)	—
Balance at end of period	$14,552	$8,568	$14,552	$8,568

Acquisitions during 2026 included a commercial real estate property initially recorded at $5.1 million in the three months ended June 30, 2026 and a single-family residential property recorded at $1.5 million in the three months ended September 30, 2026. Acquisition of the residential property was recorded with a recovery of a previously charged-off loan. Its recorded carrying amount reflects an estimated fair value of $1.6 million less estimated selling costs of 8%. The Company recognized a valuation write-down of $557 thousand on the commercial property acquired in the three months ended June 30, 2026, reducing its carrying amount to $4.5 million. The valuation adjustment is included in administrative and other expense. See Note 11 for the related nonrecurring fair value measurement.

Expenses related to OREO included the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Valuation write-downs	$557	$—	$557	$—
Other OREO expenses	192	98	382	170
Total OREO expenses	$749	$98	$939	$170

NOTE 5 – TRANSFERS AND SERVICING

The Company sells the guaranteed portion of certain SBA loans in the secondary market and retains the servicing responsibility for those loans subsequent to the sale. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. The carrying value of loans sold was $6.5 million and $18.2 million during the three months ended September 30, 2026 and 2025, respectively, and $27.4 million and $37.2 million during the nine months ended September 30, 2026 and 2025, respectively. Loans serviced for others totaled $163.3 million and $188.0 million at September 30, 2026 and December 31, 2025, respectively.

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of servicing rights and any impairment is netted against loan servicing fee income.

Servicing fee income before servicing asset amortization was $406 thousand and $412 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million for each of the nine-month periods ended September 30, 2026 and 2025. These amounts are included in servicing income, net, in the consolidated statements of income. Late fees and ancillary fees related to loan servicing were $18 thousand and $23 thousand for the three-month periods, respectively, and $63 thousand and $54 thousand for the nine-month periods, respectively. Late fees were included in interest and fees on loans, and ancillary fees were included in other fees and miscellaneous income.

The activity in servicing assets during the period includes additions from loan sales with servicing retained and reductions from amortization as the serviced loans are repaid and the servicing fees are earned. The servicing asset activity for the three and nine months ended September 30, 2026 and 2025 is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,717	$1,964	$1,913	$2,087
Additions	105	283	463	620
Amortization	(190)	(243)	(744)	(703)
Reversal (Impairment)	—	—	—	—
Balance, end of period	$1,632	$2,004	$1,632	$2,004

Servicing assets are assessed for impairment based on fair value at each reporting date. Impairment is evaluated for a single group consisting of servicing rights on SBA 7(a) commercial loans.

The fair value of servicing assets was $2.6 million at September 30, 2026, compared with $2.8 million at December 31, 2025. The September 30, 2026 valuation used a weighted average prepayment speed of 18.74% and a weighted average discount rate of 10.17%. No valuation adjustment was recorded at September 30, 2026, and the valuation allowance was zero at September 30, 2026 and December 31, 2025.

No impairment of servicing assets was recognized during the three and nine months ended September 30, 2026 and 2025.

Key economic assumptions used in measuring the initial fair value of servicing assets were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(weighted average rates per annum)	2026	2025	2026	2025
Constant prepayment rates (level 3)	24.53%	25.85%	23.29%	23.79%
Discount rates (level 3)	11.00%	11.00%	11.00%	11.00%

Note 6 – leases

The components of total lease costs were as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$622	$583	$1,765	$1,704

Right-of-use assets and lease liabilities and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Right-of-use assets:
Operating leases	Other assets	$6,757	$6,352
Total right-of-use assets		$6,757	$6,352

Lease liabilities:
Operating leases	Accrued interest payable and other liabilities	$7,121	$6,698
Total lease liabilities		$7,121	$6,698

In February 2026, the Company entered into an amendment to extend the lease agreement for its office space in La Jolla, California by 60 months. As a result of this amendment, the Company obtained operating lease right-of-use assets in exchange for lease obligations of $1.3 million during the nine months ended September 30, 2026.

In May 2026, the Company entered into a lease agreement for administrative office space in Brea, California. The initial lease term is 39 months, commencing after completion of certain tenant improvements and ending on the last day of the calendar month that occurs three years and three months after the commencement date. The lease commenced on August 20, 2026 and expires on November 30, 2029. The lease includes aggregate fixed base rent payments of approximately $551 thousand, net of scheduled rent abatements. Upon lease commencement, the Company recognized an operating lease right-of-use asset of $509 thousand and a corresponding lease liability of $494 thousand, with $15 thousand of prepaid rent included in the right-of-use asset.

Note 7 – Deposits

Deposits at September 30, 2026 and December 31, 2025 consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Noninterest-bearing deposits	$669,868	$606,105
Interest-bearing checking accounts	305,574	309,013
Savings and money market	1,143,033	1,025,393
Time deposit accounts under $250,000	109,621	122,518
Time deposit accounts $250,000 and over	184,897	160,852
Total deposits	$2,412,993	$2,223,881

As of September 30, 2026 and December 31, 2025, all noninterest-bearing deposits are demand deposits.

The Company participates in the IntraFi Network, which provides deposit placement services through IntraFi Cash Service (“ICS”) and Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits. These services allocate deposits across multiple banks within the IntraFi Network in amounts that do not exceed the standard FDIC insurance limit at each receiving institution. At September 30, 2026 and December 31, 2025, interest-bearing checking accounts included ICS reciprocal deposits of $8.2 million and $18.0 million, respectively, savings and money market accounts included ICS reciprocal deposits of $160.3 million and $168.7 million, respectively, and time deposits under $250,000 included CDARS reciprocal deposits of $96.7 million and $108.3 million, respectively.

Total deposits shown in the table above included the following brokered deposit balances (in thousands):

	September 30, 2026	December 31, 2025
Brokered deposits:
Savings and money market	$564	$564
Time deposit accounts under $250,000	996	1,245
Time deposit accounts $250,000 and over	47,741	63,254
Total brokered deposits	$49,301	$65,063

The maturity of time deposits as of September 30, 2026 is as follows (in thousands):

Amount
2026	$150,864
2027	117,001
2028	23,744
2029	2,410
2030 and thereafter	499
$294,518

Note 8 – borrowing arrangements

The Company’s borrowings include advances from the Federal Home Loan Bank (“FHLB”) of San Francisco and subordinated debt issued by the parent company, Private Bancorp of America, Inc.

A summary of FHLB borrowings as of September 30, 2026 and December 31, 2025, is as follows (in thousands):

Lender	Maturity	Rate of Interest	September 30, 2026	December 31, 2025
Federal Home Loan Bank	March 12, 2026	4.77%	$—	$3,000
Federal Home Loan Bank	March 12, 2027	4.56%	3,000	3,000
Federal Home Loan Bank	March 17, 2028	3.96%	5,000	5,000
Total			$8,000	$11,000

At September 30, 2026 and December 31, 2025, loans with a principal balance of approximately $765.3 million and $746.5 million and securities with a principal balance of approximately $5.6 million and $5.3 million were pledged as collateral to the FHLB for the borrowings, respectively. At September 30, 2026 and December 31, 2025, the Company had remaining financing availability of approximately $545.9 million and $535.0 million based on the level of pledged loans and securities, respectively, after consideration of FHLB borrowings outstanding and a $6.0 million letter of credit to secure deposits at both September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, loans with a principal balance of approximately $847.1 million and $817.3 million were pledged as collateral to the Federal Reserve Bank on a secured borrowing arrangement with related borrowing capacity of approximately $608.1 million and $607.4 million, respectively. There was no balance outstanding on this borrowing arrangement at September 30, 2026 and December 31, 2025.

The Company has borrowing lines with correspondent banks totaling $115.0 million as of September 30, 2026 and $100.0 million as of December 31, 2025. There were no balances outstanding on these borrowing lines as of September 30, 2026 and December 31, 2025.

On April 24, 2019, Private Bancorp of America, Inc. issued $18.0 million of Fixed-to-Floating Subordinated Notes (“Notes”), which mature on April 25, 2029. The Notes accrued interest at a 6.00% fixed rate for the first five years until April 25, 2024 with quarterly interest payments. After April 25, 2024, interest on the Notes accrues at a variable rate at the three-month Secured Overnight Financing Rate (“SOFR”) plus 3.42%. The total variable rate on the Notes was 7.35% and 7.54% as of September 30, 2026 and December 31, 2025, respectively. Debt issuance costs were $0.1 million and are being amortized through the maturity date. The balance net of issuance cost is $18.0 million as of September 30, 2026 and December 31, 2025.

Note 9 – Commitments AND CONTINGENCIES

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

The following is a summary of contractual or notional amounts of off-balance sheet financial instruments that represent credit risk at September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risks:
Commitments to extend credit	$311,018	$315,180
Standby letters of credit	8,164	7,541
Total	$319,182	$322,721

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

The Company has committed to invest in partnerships that sponsor affordable housing projects utilizing the Low-Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act (“CRA”). Capital contributions are called for up to an amount specified in the partnership agreements. In addition, the Company invests in other CRA investments including Small Business Investment Companies. At September 30, 2026 and December 31, 2025, the Company had unfunded commitments to contribute capital to these LIHTC and other CRA investments totaling $1.2 million and $2.4 million, respectively.

Contingencies

The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could adversely affect the Company’s business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued. As of September 30, 2026 and December 31, 2025, there were no material loss contingency accruals nor are there matters that would have a material effect on the financial statements if accrued.

NOTE 10 – EARNINGS PER SHARE (“EPS”)

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The following is a reconciliation (in thousands):

	Three Months Ended September 30,
	2026		2025
	Net		Net
	Income	Shares	Income	Shares
Net income as reported	$11,409		$9,701
Less: Earnings allocated to participating securities	(83)		(78)
Net income available to common shareholders	11,326		9,623
Weighted average common shares outstanding		5,724		5,803
Less unvested restricted shares		(42)		(46)
Total weighted-average basic shares outstanding		5,682		5,757
Dilutive effect of outstanding stock options and unvested restricted stock units		67		81
Total weighted-average diluted shares outstanding	$11,326	5,749	$9,623	5,838

	Nine Months Ended September 30,
	2026		2025
	Net		Net
	Income	Shares	Income	Shares
Net income as reported	$36,554		$30,712
Less: Earnings allocated to participating securities	(262)		(253)
Net income available to common shareholders	36,292		30,459
Weighted average common shares outstanding		5,727		5,797
Less unvested restricted shares		(41)		(48)
Total weighted-average basic shares outstanding		5,686		5,749
Dilutive effect of outstanding stock options and unvested restricted stock units		69		85
Total weighted-average diluted shares outstanding	$36,292	5,755	$30,459	5,834

There were no anti-dilutive options and unvested RSUs for the three and nine months ended September 30, 2026 and 2025.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
September 30, 2026	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value:
On a Recurring Basis:
Securities available for sale	$—	$267,701	$—	$267,701

December 31, 2025
Assets Measured at Fair Value:
On a Recurring Basis:
Securities available for sale	$—	$217,837	$—	$217,837

OREO is measured at the lower of cost or fair value less estimated costs to sell after initial recognition. The Company recognized $557 thousand of impairment expense during both the three and nine months ended September 30, 2026 on a commercial real estate property acquired in the three months ended June 30, 2026. At September 30, 2026, the Company valued the property using a market approach based on observable market-participant pricing, less estimated selling costs. The property remained classified as OREO at quarter-end. Management concluded that no significant unobservable adjustment was necessary. Accordingly, the measurement was classified within Level 2 of the fair value hierarchy. The impairment is included in administrative and other expense.

The following table summarizes this nonrecurring OREO measurement at September 30, 2026 by fair value hierarchy level and the related losses for the three and nine months then ended (in thousands):

Nonrecurring fair value measurements
At September 30, 2026

	Total fair value	Level 1	Level 2	Level 3	Three Months Ended September 30, 2026 Loss	Nine Months Ended September 30, 2026 Loss

Commercial real estate - OREO	$4,750	$—	$4,750	$—	$557	$557

The valuation technique and measurement basis for the property were as follows (in thousands):

OREO valuation technique and measurement basis

Asset class	Technique	Significant basis	Price	Selling costs	Hierarchy

Commercial real estate	Market approach	Negotiated sale price; subject to buyer contingencies	$4,750	5%	Level 2

NOTE 12 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The fair value hierarchy level and estimated fair value of financial instruments is summarized as follows (in thousands):

		September 30, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets
Cash and due from banks	Level 1	$30,346	$30,346	$11,148	$11,148
Interest-bearing deposits-other	Level 1	16,825	16,825	13,523	13,523
Interest-bearing deposits at Federal Reserve Bank	Level 1	204,063	204,063	130,344	130,344
Interest-bearing time deposits with other financial institutions	Level 1	4,356	4,356	4,355	4,355
Debt securities available for sale	Level 2	267,701	267,701	217,837	217,837
Loans held for sale	Level 3	—	—	2,330	2,330
Loans held for investment, net	Level 3	2,154,968	2,182,696	2,096,824	2,126,101
Servicing assets	Level 3	1,632	2,649	1,913	2,796
Accrued interest receivable	Level 1	9,417	9,417	8,284	8,284

Liabilities
Time deposits	Level 2	$294,518	$293,067	$283,370	$283,422
Other deposits(1)	Level 2	2,118,475	2,118,475	1,940,511	1,940,511
Borrowings	Level 2	25,981	25,766	28,976	29,113
Accrued interest payable	Level 1	893	893	1,087	1,087

(1) Includes non-interest bearing deposits, interest bearing checking deposits, savings and money market deposits that have no stated maturities and are assumed to have a fair value equal to the carrying value.

NOTE 13 – SHAREHOLDERS’ EQUITY

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

On April 29, 2026, our Board authorized a stock repurchase program, whereby the Company may repurchase an aggregate amount of up to $10.0 million of shares of its common stock. As of September 30, 2026, no shares of the Company’s common stock were repurchased under the plan.

Stock Option Award

On August 4, 2026, the Company granted its President and Chief Executive Officer, Mr. Sowers, an option (the “Award”) to purchase 30,000 shares of the Company’s common stock (the “Option”) under the Company’s 2026 Omnibus Equity Incentive Plan. The Option has an exercise price of $85.65 per share, the closing price of the Company’s common stock on the grant date of the Award, and terminates on the tenth anniversary of the grant date. The Option will become exercisable on the date the Company’s 2028 audited financial statements are delivered to the Company, subject to the achievement of the relevant performance goals as set forth in the agreement that governs the Award and Mr. Sowers’ continued employment with the Bank through the vesting date. The Award will be subject to standard Company provisions for the forfeiture and clawback of incentive compensation.

The grant-date fair value was $35.16 per option, or $1.1 million in total, determined using the Black-Scholes model.

Compensation expense attributable to this award was $64 thousand for the three and nine months ended September 30, 2026, with no related income tax benefit. At September 30, 2026, unrecognized compensation cost for the award was $991 thousand, expected to be recognized over 2.5 years, based on the performance conditions considered probable of achievement.

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

General

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our Form 10, plus the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.

Overview

The Company was incorporated in California in 2015 and is a registered bank holding company headquartered in La Jolla, California. Our wholly owned subsidiary, CalPrivate Bank, was founded in 2006 and is a California state-chartered commercial bank with deposits insured by the FDIC.

We are a relationship-based bank that specializes in serving the unique needs of our private banking clients, the businesses they own and operate, and the advisors that serve them. We organize our business development activities and operations around three categories - private banking, business banking, and SBA lending. We leverage our deep understanding of our clients’ banking needs, coupled with innovative technology, to deliver customized banking products and services for our private and business banking clients, which include high-net-worth individuals, real estate entrepreneurs, professionals, closely-held businesses, and for-profit and nonprofit businesses. At September 30, 2026, we served our clients from our seven branches located throughout coastal Southern California, specifically Beverly Hills, Coronado, La Jolla, Montecito, Newport Beach, San Diego and El Segundo, California. At September 30, 2026, we had total assets of $2.75 billion, total deposits of $2.41 billion, and total equity of $291.3 million, and the Bank was considered “well capitalized” for regulatory capital purposes at that date.

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

For loans that share similar risk characteristics, management estimates expected credit losses on a collective basis. Effective July 1, 2026, we implemented a new third-party CECL estimation model for loans held for investment and unfunded lending commitments. The new model uses more granular segmentation based on shared risk characteristics and incorporates exposure at default, probability of default, loss given default, prepayment assumptions and expected utilization of unfunded commitments. For modeled economic forecasts, we use a 24-month reasonable and supportable forecast period followed by a six-month straight-line reversion to historical experience. Management reviews economic scenario weights and other model assumptions each reporting period and applies qualitative adjustments when the quantitative model does not fully capture expected losses.

Effective July 1, 2026, we implemented the new CECL model prospectively as a change in accounting estimate. The model change resulted in approximately $0.8 million of provision for credit losses, primarily reflecting an increase in the reserve for unfunded commitments under the facility-level utilization methodology. The provision for the three months ended September 30, 2026 also includes subsequent activity under the new model, as discussed under Provision for Credit Losses below. The estimated after-tax effect of the model change was a $0.5 million decrease in net income, or $0.09 per basic share and $0.09 per diluted share, for both the three and nine months ended September 30, 2026. See Note 3 for additional information.

Management also applies qualitative adjustments when the model output does not fully capture expected credit losses. These adjustments may reflect management’s assessment of current and expected economic conditions, credit concentrations, collateral-specific risks, regulatory and external factors, model limitations, underwriting changes, portfolio segmentation, and other factors that may affect expected credit losses. After the July 1 model change, management refined the qualitative scoring for appraisal age in relation to combined loan-to-value and for underwriting policy exceptions in relation to recent origination volume. These refinements reduced qualitative adjustments in subsequent quarterly estimates, partly offset by higher adjustments for construction policy exceptions and C&I past-due loans. Because these judgments are inherently subjective, changes in the underlying assumptions or in management’s assessment of credit risk could materially affect the allowance for credit losses and provision for credit losses. At September 30, 2026, scenario weights were 20% Base, 40% Downside and 40% Severe Downside, unchanged from the July 1 model change. As an illustration, weighting the Base, Downside and Severe Downside scenarios at 40%, 30% and 30%, respectively, would reduce the quarter-end quantitative allowance for pooled loans by approximately $1.5 million, with other model assumptions unchanged. This illustration excludes qualitative adjustments, individually evaluated loans and unfunded reserves.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2026	2025	2026	2025
Efficiency Ratio
Noninterest expense	$18,377	$15,905	$50,920	$45,649
Net interest income	34,125	29,332	100,279	87,177
Noninterest income	1,435	2,172	4,371	5,515
Total net interest income and noninterest income	$35,560	$31,504	$104,650	$92,692
Efficiency ratio (non-GAAP)	51.68%	50.49%	48.66%	49.25%

Pre-tax Pre-Provision Net Revenue

For the periods presented below, pre-tax pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. This figure is calculated as net interest income plus noninterest income, less noninterest expense, before provision for credit losses and income tax expense. Management believes this measure provides investors with useful supplemental information regarding our ability to generate earnings from operations before the effects of credit loss provisioning and income taxes. The following table reconciles net income to pre-tax pre-provision net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Pretax pre-provision net revenue
Net income (GAAP)	$11,409	$9,701	$36,554	$30,712
Add: Provision for income taxes	4,513	4,106	14,100	12,947
Income before income taxes (GAAP)	15,922	13,807	50,654	43,659
Add: Provision for credit losses	1,261	1,792	3,076	3,384
Pretax pre-provision net revenue (non-GAAP)	$17,183	$15,599	$53,730	$47,043

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2026	2025	2026	2025
Return on Average Tangible Common Equity
Net income	$11,409	$9,701	$36,554	$30,712
Average shareholders’ equity	$291,535	$253,829	$281,258	$242,349
Less: Average intangible assets	1,674	2,025	1,800	2,025
Average tangible common equity (non-GAAP)	$289,861	$251,804	$279,458	$240,324
Return on average equity	15.53%	15.16%	17.38%	16.94%
Return on average tangible common equity (non-GAAP)	15.62%	15.28%	17.49%	17.09%

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

(Dollars in thousands except per share data)	September 30, 2026	December 31, 2025
Tangible book value per share
Total equity	$291,349	$263,964
Less: Total intangible assets	1,632	1,913
Total tangible equity	$289,717	$262,051
Shares outstanding	5,729,832	5,728,187
Book value per common share	$50.85	$46.08
Tangible book value per share (non-GAAP)	$50.56	$45.75

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Net income and Profitability

Net income was $11.4 million for the three months ended September 30, 2026, compared to $9.7 million for the three months ended September 30, 2025. The increase was primarily due to a $4.8 million increase in net interest income and a $531 thousand favorable change in provision for credit losses, partially offset by a $737 thousand decrease in noninterest income, a $2.5 million increase in noninterest expense and a $407 thousand increase in provision for income taxes. Diluted earnings per common share were $1.97 for the three months ended September 30, 2026, compared to $1.65 for the same period in 2025. Return on average assets was 1.65% for the three months ended September 30, 2026, compared to 1.51% for the same period in 2025, and return on average equity was 15.53%, compared to 15.16%. Return on average tangible common equity, a non-GAAP financial measure, was 15.62% for the three months ended September 30, 2026, compared to 15.28% for the same period in 2025. The increases in return on average equity and return on average tangible common equity were primarily due to higher net income, partially offset by growth in average shareholders’ equity and average tangible common equity. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of return on average tangible common equity to the most directly comparable GAAP measure.

Pre-tax pre-provision net revenue, a non-GAAP financial measure, was $17.2 million for the three months ended September 30, 2026, compared to $15.6 million for the three months ended September 30, 2025. The increase was primarily due to higher net interest income, driven by higher interest income from loans and investment securities and lower interest expense on deposits. The increase in net interest income was partially offset by lower noninterest income, primarily due to lower gain on sale of SBA loans, and higher noninterest expense, primarily due to higher administrative and other expense, compensation and employee benefits, and professional services. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of pre-tax pre-provision net revenue to the most directly comparable GAAP measure.

Net income was $36.6 million for the nine months ended September 30, 2026, compared to $30.7 million for the nine months ended September 30, 2025. The increase was primarily due to a $13.1 million increase in net interest income and a $308 thousand favorable change in provision for credit losses, partially offset by a $1.1 million decrease in noninterest income, a $5.3 million increase in noninterest expense and a $1.2 million increase in provision for income taxes. Diluted earnings per common share were $6.31 for the nine months ended September 30, 2026, compared to $5.22 for the same period in 2025. Return on average assets was 1.84% for the nine months ended September 30, 2026, compared to 1.64% for the same period in 2025, and return on average equity was 17.38%, compared to 16.94%. Return on average tangible common equity, a non-GAAP financial measure, was 17.49% for the nine months ended September 30, 2026, compared to 17.09% for the same period in 2025. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of return on average tangible common equity to the most directly comparable GAAP measure.

Pre-tax pre-provision net revenue, a non-GAAP financial measure, was $53.7 million for the nine months ended September 30, 2026, compared to $47.0 million for the nine months ended September 30, 2025. The increase was primarily due to higher net interest income, driven by higher interest income from loans and investment securities and lower interest expense on deposits and borrowings. The increase in net interest income was partially offset by lower noninterest income and higher noninterest expense, primarily due to higher compensation and employee benefits, administrative and other expense, and professional services. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of pre-tax pre-provision net revenue to the most directly comparable GAAP measure.

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

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the periods indicated. The average balances are daily averages and include both performing and nonperforming loans.

	For the Three Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets
Deposits in other financial institutions	$265,181	$2,630	3.93%	$210,669	$2,432	4.58%
Investment securities	266,645	2,920	4.38%	203,167	2,051	4.04%
Loans, including loans held for sale(1)(2)	2,149,788	39,050	7.21%	2,091,309	36,771	6.98%
Total interest-earning assets	2,681,614	44,600	6.60%	2,505,145	41,254	6.53%
Noninterest-earning assets	58,108			45,419
Total Assets	$2,739,722			$2,550,564

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	312,893	459	0.58%	262,730	878	1.33%
Savings and money market accounts, excluding brokered	1,156,007	7,087	2.43%	1,031,209	7,456	2.87%
Time deposits, excluding brokered	230,863	1,988	3.42%	233,094	2,185	3.72%
Total deposits, excluding brokered	1,699,763	9,534	2.23%	1,527,033	10,519	2.73%
Total brokered deposits	49,301	518	4.17%	84,841	921	4.31%
Total Interest-Bearing Deposits	1,749,064	10,052	2.28%	1,611,874	11,440	2.82%

FHLB advances	8,000	85	4.22%	11,000	120	4.33%
Other borrowings	17,980	338	7.46%	17,973	362	7.99%
Total Interest-Bearing Liabilities	1,775,044	10,475	2.34%	1,640,847	11,922	2.88%

Noninterest-bearing deposits	656,242			638,306
Total Funding Sources	2,431,286	10,475	1.71%	2,279,153	11,922	2.08%

Noninterest-bearing liabilities	16,901			17,582
Shareholders’ equity	291,535			253,829

Total Liabilities and Shareholders’ Equity	$2,739,722			$2,550,564

Net interest income/spread(3)		$34,125	4.26%		$29,332	3.65%
Net interest margin(4)			5.05%			4.65%

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

Net interest income increased $4.8 million, or 16.3%, to $34.1 million for the three months ended September 30, 2026, compared to $29.3 million for the three months ended September 30, 2025. Net interest margin increased 40 basis points to 5.05% for the three months ended September 30, 2026, compared to 4.65% for the same period in 2025. The increase in net interest income was driven by a $3.3 million increase in total interest income and a $1.4 million decrease in total interest expense, primarily due to higher average balances of loans and investment securities, together with lower funding costs, including lower rates paid on deposits and a lower average balance of brokered deposits. The improvement in net interest margin reflected lower funding costs and a 7 basis point increase in the average yield on interest-earning assets.

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
•
The total change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	For the Three Months Ended September 30, 2026 to 2025
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets:
Deposits in other financial institutions	$435	$(237)	$198
Investment securities	684	185	869
Loans	1,044	1,235	2,279
Total interest-earning assets	2,163	1,183	3,346

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	216	(635)	(419)
Savings and money market accounts, excluding brokered	1,437	(1,806)	(369)
Time deposits, excluding brokered	(21)	(176)	(197)
Total deposits, excluding brokered	1,632	(2,617)	(985)
Total brokered deposits	(374)	(29)	(403)
Total Interest-Bearing Deposits	1,258	(2,646)	(1,388)

FHLB advances	(32)	(3)	(35)
Other borrowings	—	(24)	(24)
Total Interest-Bearing Liabilities	1,226	(2,673)	(1,447)

Net interest income/margin	$937	$3,856	$4,793

Total interest income increased $3.3 million, or 8.1%, to $44.6 million for the three months ended September 30, 2026, compared to $41.3 million for the same period in 2025. Interest income on loans was $39.1 million, interest income on investment securities was $2.9 million, and interest income on deposits in other financial institutions was $2.6 million. The increase in interest income was primarily due to higher interest income from loans and investment securities. Interest income on loans increased $2.3 million, reflecting a $58.5 million increase in average loan balances and a 23 basis point increase in loan yield. The increase in loan yield was primarily attributable to lower nonaccrual interest reversals. Nonaccrual interest reversals totaled $1.3 million for the three months ended September 30, 2025, reducing loan yield by approximately 25 basis points, and were nominal for the three months ended September 30, 2026. Interest income on investment securities increased $869 thousand, reflecting a $63.5 million increase in average investment securities balances and a 34 basis point increase in yield. Interest income on deposits in other financial institutions increased $198 thousand, reflecting a $54.5 million increase in average balances, partially offset by a 65 basis point decrease in yield.

Total interest expense decreased $1.4 million, or 12.1%, to $10.5 million for the three months ended September 30, 2026, compared to $11.9 million for the same period in 2025. The decrease was primarily driven by lower deposit costs, including a $403 thousand decrease in brokered deposit interest expense to $518 thousand, as average brokered deposits declined $35.5 million to $49.3 million. The total cost of deposits decreased 36 basis points to 1.66% for the three months ended September 30, 2026, compared to 2.02% for the same period in 2025. The decrease in total cost of deposits was primarily due to lower rates paid on interest-bearing deposit products and a reduction in average brokered deposits.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the periods indicated. The average balances are daily averages and include both performing and nonperforming loans.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets
Deposits in other financial institutions	$219,024	$6,368	3.89%	$201,788	$6,814	4.51%
Investment securities	246,058	7,965	4.32%	181,395	5,356	3.94%
Loans, including loans held for sale(1)(2)	2,141,437	116,055	7.25%	2,079,818	111,340	7.16%
Total interest-earning assets	2,606,519	130,388	6.69%	2,463,001	123,510	6.70%
Noninterest-earning assets	52,788			39,141
Total Assets	$2,659,307			$2,502,142

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	301,199	1,354	0.60%	250,054	2,662	1.42%
Savings and money market accounts, excluding brokered	1,109,672	20,130	2.43%	996,707	21,416	2.87%
Time deposits, excluding brokered	220,369	5,658	3.43%	216,257	6,238	3.86%
Total deposits, excluding brokered	1,631,240	27,142	2.22%	1,463,018	30,316	2.77%
Total brokered deposits	53,542	1,683	4.20%	129,252	4,399	4.55%
Total Interest-Bearing Deposits	1,684,782	28,825	2.29%	1,592,270	34,715	2.91%

FHLB advances	8,769	278	4.24%	15,949	531	4.45%
Other borrowings	17,979	1,006	7.48%	17,976	1,087	8.08%
Total Interest-Bearing Liabilities	1,711,530	30,109	2.35%	1,626,195	36,333	2.99%

Noninterest-bearing deposits	648,543			614,319
Total Funding Sources	2,360,073	30,109	1.71%	2,240,514	36,333	2.17%

Noninterest-bearing liabilities	17,976			19,279
Shareholders’ equity	281,258			242,349

Total Liabilities and Shareholders’ Equity	$2,659,307			$2,502,142

Net interest income/spread(3)		$100,279	4.34%		$87,177	3.71%
Net interest margin(4)			5.14%			4.73%

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

Net interest income increased $13.1 million, or 15.0%, to $100.3 million for the nine months ended September 30, 2026, compared to $87.2 million for the nine months ended September 30, 2025. Net interest margin increased 41 basis points to 5.14% for the nine months ended September 30, 2026, compared to 4.73% for the same period in 2025. The increase in net interest income was driven by a $6.9 million increase in total interest income and a $6.2 million decrease in total interest expense. Total interest income increased primarily due to higher average balances of loans and investment securities and higher yields on investment securities. Total interest expense decreased primarily due to lower rates paid on interest-bearing deposits and a lower average balance of brokered deposits. The improvement in net interest margin reflected lower funding costs, which more than offset a modest decrease in the average yield on interest-earning assets.

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
•
The total change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	For the Nine Months Ended September 30, 2026 to 2025
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets:
Deposits in other financial institutions	$711	$(1,157)	$(446)
Investment securities	2,054	555	2,609
Loans	3,327	1,388	4,715
Total interest-earning assets	6,092	786	6,878

Interest-Bearing Liabilities
Interest bearing demand deposit accounts, excluding brokered	717	(2,025)	(1,308)
Savings and money market accounts, excluding brokered	3,438	(4,724)	(1,286)
Time deposits, excluding brokered	121	(701)	(580)
Total deposits, excluding brokered	4,276	(7,450)	(3,174)
Total brokered deposits	(2,403)	(313)	(2,716)
Total Interest-Bearing Deposits	1,873	(7,763)	(5,890)

FHLB advances	(229)	(24)	(253)
Other borrowings	—	(81)	(81)
Total Interest-Bearing Liabilities	1,644	(7,868)	(6,224)

Net interest income/margin	$4,448	$8,654	$13,102

Total interest income increased $6.9 million, or 5.6%, to $130.4 million for the nine months ended September 30, 2026, compared to $123.5 million for the same period in 2025. The increase was primarily due to higher interest income from loans and investment securities. Interest income on loans increased $4.7 million, reflecting a $61.6 million increase in average loan balances and a 9 basis point increase in loan yield. Interest income on investment securities increased $2.6 million, reflecting a $64.7 million increase in average investment securities balances and a 38 basis point increase in yield. These increases were partially offset by a $446 thousand decrease in interest income on deposits in other financial institutions, primarily reflecting a 62 basis point decrease in yield.

Total interest expense decreased $6.2 million, or 17.1%, to $30.1 million for the nine months ended September 30, 2026, compared to $36.3 million for the same period in 2025. The decrease was primarily driven by lower deposit costs, including a $2.7 million decrease in interest expense on brokered deposits as average brokered deposits decreased $75.7 million. The total cost of deposits decreased 45 basis points to 1.65% for the nine months ended September 30, 2026, compared to 2.10% for the same period in 2025. The decrease in total cost of deposits was primarily due to lower rates paid on interest-bearing deposit products and a reduction in average brokered deposits.

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

Three months ended September 30, 2026 compared to three months ended September 30, 2025

For the three months ended September 30, 2026, we recorded a provision for credit losses of $1.3 million, compared to $1.8 million for the three months ended September 30, 2025. The provision included $0.4 million for loans held for investment and $0.9 million for unfunded commitments. The provision for the three months ended September 30, 2026 included approximately $0.8 million associated with the July 1, 2026 CECL model change, primarily reflecting an increase in the reserve for unfunded commitments. The remaining $492 thousand of provision was recorded after the July 1 change and related primarily to loans held for investment. Apart from the model change impact, changes in the allowance for loans held for investment primarily reflected net loan growth, with originations and balance increases carrying higher reserve rates than loans paid off or paid down, as well as risk-rating downgrades and higher qualitative reserves for policy exceptions on newly originated construction loans. These effects were partially offset by lower estimated loss rates and qualitative reserves in other loan portfolios. Net recoveries totaled $899 thousand, including an $862 thousand recovery associated with additional OREO collateral on a previously charged-off loan balance.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

For the nine months ended September 30, 2026, we recorded a provision for credit losses of $3.1 million, compared to $3.4 million for the nine months ended September 30, 2025. The decrease reflected a lower provision for loans held for investment of $2.3 million, compared to $3.9 million for the same period in 2025, partially offset by a provision for unfunded commitments of $762 thousand, compared to a reversal of $485 thousand for the same period in 2025. Net recoveries were $85 thousand, compared to net charge-offs of $2.3 million for the same period in 2025. Recoveries totaled $1.7 million for the nine months ended September 30, 2026, compared to no recoveries for the nine months ended September 30, 2025. The 2026 recoveries included $862 thousand on a previously charged-off loan upon acquisition of the collateral as OREO. Gross charge-offs declined from $2.3 million to $1.6 million over the same period. The current period included the July 1, 2026 CECL model change described above. Reserve changes during the first six months of 2026 reflected higher levels of past due loans, loan growth, increased weighting toward the downside economic scenario and annual updates to certain CECL model calibration assumptions and qualitative factors, particularly for multifamily and commercial and industrial loans, partially offset by loan payoffs, improvements in delinquency status and lower reserves for certain individually evaluated loans.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts, net gains on sales of the guaranteed portions of SBA 7(a) loans, servicing income related to loans sold, and other fee income. The level and composition of noninterest income may fluctuate from period to period based on the volume and pricing of SBA loan sales and other fee-generating activities.

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Noninterest income decreased $737 thousand, or 33.9%, to $1.4 million for the three months ended September 30, 2026, compared to $2.2 million for the three months ended September 30, 2025. The decrease was primarily due to lower gain on sale of SBA loans.

The following table presents the major components of our noninterest income for the periods indicated:

	Three Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	$ change	% change
Service charges on deposit accounts	$520	$537	$(17)	(3.2)%
Gain on sale of SBA loans	337	1,008	(671)	(66.6)%
Servicing income, net	216	169	47	27.8%
Other fees and miscellaneous income	362	458	(96)	(21.0)%
Total noninterest income	$1,435	$2,172	$(737)	(33.9)%

Service charges on deposit accounts. Service charges on deposit accounts decreased $17 thousand, or 3.2%, to $520 thousand for the three months ended September 30, 2026, compared to $537 thousand for the same period in 2025.

Gain on sale of SBA loans. Gain on sale of SBA loans decreased $671 thousand, or 66.6%, to $337 thousand for the three months ended September 30, 2026, compared to $1.0 million for the same period in 2025. The decline was primarily due to a lower volume of SBA loan sales, partially offset by higher premiums on the loans sold. The aggregate principal balance of SBA 7(a) guaranteed portions sold was approximately $6.1 million for the three months ended September 30, 2026, compared to $17.3 million for the same period in 2025. The weighted average premium received was 10.72% for the three months ended September 30, 2026, compared to 9.46% for the same period in 2025.

Servicing income, net. Servicing income, net increased $47 thousand, or 27.8%, to $216 thousand for the three months ended September 30, 2026, compared to $169 thousand for the same period in 2025, primarily due to lower servicing asset amortization and higher servicing fees on commercial and industrial loans, partially offset by lower servicing fees on non-real estate secured loans.

Other fees and miscellaneous income. Other fees and miscellaneous income decreased $96 thousand, or 21.0%, to $362 thousand for the three months ended September 30, 2026, compared to $458 thousand for the same period in 2025, primarily due to lower other non-customer income.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Noninterest income decreased $1.1 million, or 20.7%, to $4.4 million for the nine months ended September 30, 2026, compared to $5.5 million for the nine months ended September 30, 2025. The decrease reflected lower gains on sales of SBA loans and decreases in other fees and miscellaneous income and service charges, partially offset by higher servicing income.

The following table presents the major components of our noninterest income for the periods indicated:

	Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	$ change	% change
Service charges on deposit accounts	$1,597	$1,685	$(88)	(5.2)%
Gain on sale of SBA loans	1,248	2,000	(752)	(37.6)%
Servicing income, net	486	474	12	2.5%
Other fees and miscellaneous income	1,040	1,356	(316)	(23.3)%
Total noninterest income	$4,371	$5,515	$(1,144)	(20.7)%

Service charges on deposit accounts. Service charges on deposit accounts decreased $88 thousand, or 5.2%, to $1.6 million for the nine months ended September 30, 2026, compared to $1.7 million for the same period in 2025.

Gain on sale of SBA loans. Gain on sale of SBA loans decreased $752 thousand, or 37.6%, to $1.2 million for the nine months ended September 30, 2026, compared to $2.0 million for the same period in 2025. The decrease primarily reflected lower sales volume, partly offset by higher premiums on loans sold. The aggregate principal balance of SBA 7(a) guaranteed portions sold was approximately $25.6 million for the nine months ended September 30, 2026, compared to approximately $35.1 million for the same period in 2025. The weighted average premium was 10.43% for the nine months ended September 30, 2026, compared to 9.94% for the same period in 2025. Gain on sale of SBA loans for the nine months ended September 30, 2026 was also reduced by a $162 thousand premium reimbursement to an investor following the early payoff of a previously sold SBA loan.

Servicing income, net. Servicing income, net increased $12 thousand, or 2.5%, to $486 thousand for the nine months ended September 30, 2026, compared to $474 thousand for the same period in 2025, primarily due to higher servicing fees on commercial and industrial loans, partially offset by higher servicing asset amortization and lower servicing fees on non-real estate secured loans.

Other fees and miscellaneous income. Other fees and miscellaneous income decreased $316 thousand, or 23.3%, to $1.0 million for the nine months ended September 30, 2026, compared to $1.4 million for the same period in 2025, primarily due to lower loan referral fees and other non-customer income.

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

Noninterest expense was $18.4 million for the three months ended September 30, 2026, compared to $15.9 million for the three months ended September 30, 2025. Noninterest expense as a percentage of average assets was 2.66% for the three months ended

September 30, 2026, compared to 2.47% for the same period in 2025. The efficiency ratio, a non-GAAP financial measure, was 51.68% for the three months ended September 30, 2026, compared to 50.49% for the same period in 2025. The increase in the efficiency ratio reflected growth in noninterest expense that outpaced growth in total revenue. The Company continues to invest in people, processes and technology to scale the business and enhance its capabilities. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of this measure to the most directly comparable GAAP measure.

Noninterest expense was $50.9 million for the nine months ended September 30, 2026, compared to $45.6 million for the nine months ended September 30, 2025. Noninterest expense as a percentage of average assets was 2.56% for the nine months ended September 30, 2026, compared to 2.44% for the same period in 2025. The efficiency ratio, a non-GAAP financial measure, was 48.66% for the nine months ended September 30, 2026, compared to 49.25% for the same period in 2025. The improvement in the efficiency ratio was primarily due to growth in net interest income that outpaced the increase in noninterest expense and the decrease in noninterest income. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of this measure to the most directly comparable GAAP measure.

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Noninterest expense increased $2.5 million, or 15.5%, to $18.4 million for the three months ended September 30, 2026, compared to $15.9 million for the three months ended September 30, 2025. The increase included $670 thousand of higher compensation and employee benefits, $539 thousand of higher professional services expense and $0.6 million of impairment expense on other real estate owned (OREO). Total noninterest expense reflected continued investment in personnel and capabilities to support the Company’s growth and scale the business, as well as costs associated with becoming an SEC reporting company and listing the Company’s common stock on NASDAQ.

The following table presents the primary components of our noninterest expense for the periods indicated:

	Three Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	$ change	% change
Compensation and employee benefits	$11,552	$10,882	$670	6.2%
Occupancy and equipment	944	841	103	12.2%
Data processing	1,476	1,429	47	3.3%
Professional services	1,281	742	539	72.6%
Director compensation and expenses	344	315	29	9.2%
Regulatory assessments	362	374	(12)	(3.2%)
Administrative and other expense	2,418	1,322	1,096	82.9%
Total noninterest expense	$18,377	$15,905	$2,472	15.5%

Compensation and employee benefits. Compensation and employee benefits increased $670 thousand, or 6.2%, to $11.6 million for the three months ended September 30, 2026, compared to $10.9 million for the same period in 2025. The increase was primarily due to higher salaries and employee-related costs, reflecting continued investment in personnel and capabilities to support the Company’s growth and scale the business.

Occupancy and equipment. Occupancy and equipment expense increased $103 thousand, or 12.2%, to $944 thousand for the three months ended September 30, 2026, compared to $841 thousand for the same period in 2025. The increase primarily reflected higher rent expense and depreciation on leasehold improvements. The Brea lease, which commenced in August 2026, contributed to the increase in rent expense.

Data processing. Data processing expense increased $47 thousand, or 3.3%, to $1.5 million for the three months ended September 30, 2026, compared to $1.4 million for the same period in 2025.

Professional services. Professional services expense increased $539 thousand, or 72.6%, to $1.3 million for the three months ended September 30, 2026, compared to $742 thousand for the same period in 2025. Professional services for the three months ended September 30, 2026 included $0.6 million related to the NASDAQ uplisting. The increase was primarily due to higher legal, audit, consulting and other professional fees, including costs associated with the Company’s initiative to become an SEC reporting company and list its common stock on NASDAQ.

Director compensation and expenses. Director compensation and expenses increased $29 thousand, or 9.2%, to $344 thousand for the three months ended September 30, 2026, compared to $315 thousand for the same period in 2025. The increase primarily reflected higher director stock-based compensation and other director expenses, partially offset by lower director cash compensation. In 2025, compensation for services provided by the Chair as a non-employee director was paid separately under the Director Services

Agreement and recognized in professional services. Following the expiration of that agreement, compensation for those services is included in director fees in 2026. The increase also reflected higher expenses related to director travel and attendance at Board and Bank Board meetings.

Regulatory assessments. Regulatory assessments decreased $12 thousand, or 3.2%, to $362 thousand for the three months ended September 30, 2026, compared to $374 thousand for the same period in 2025. Regulatory assessments principally consist of FDIC deposit insurance and state regulatory assessments.

Administrative and other expense. Administrative and other expense increased $1.1 million, or 82.9%, to $2.4 million for the three months ended September 30, 2026, compared to $1.3 million for the same period in 2025. The increase was primarily due to the $0.6 million OREO impairment expense and $0.3 million NASDAQ initial listing fee.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Noninterest expense increased $5.3 million, or 11.5%, to $50.9 million for the nine months ended September 30, 2026, compared to $45.6 million for the nine months ended September 30, 2025. The increase primarily reflected higher compensation and employee benefits, administrative and other expense, and professional services. NASDAQ uplisting costs totaled approximately $1.4 million for the nine months ended September 30, 2026.

The following table presents the primary components of our noninterest expense for the periods indicated:

	Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	$ change	% change
Compensation and employee benefits	$33,505	$30,949	$2,556	8.3%
Occupancy and equipment	2,678	2,525	153	6.1%
Data processing	4,336	4,151	185	4.5%
Professional services	2,952	2,189	763	34.9%
Director compensation and expenses	974	826	148	17.9%
Regulatory assessments	1,104	1,080	24	2.2%
Administrative and other expense	5,371	3,929	1,442	36.7%
Total noninterest expense	$50,920	$45,649	$5,271	11.5%

Compensation and employee benefits. Compensation and employee benefits increased $2.6 million, or 8.3%, to $33.5 million for the nine months ended September 30, 2026, compared to $30.9 million for the same period in 2025. The increase was primarily due to higher salaries and employee-related costs, reflecting continued investment in personnel and capabilities to support the Company’s growth and scale the business.

Occupancy and equipment. Occupancy and equipment expense increased $153 thousand, or 6.1%, to $2.7 million for the nine months ended September 30, 2026, compared to $2.5 million for the same period in 2025.

Data processing. Data processing expense increased $185 thousand, or 4.5%, to $4.3 million for the nine months ended September 30, 2026, compared to $4.2 million for the same period in 2025.

Professional services. Professional services expense increased $763 thousand, or 34.9%, to $3.0 million for the nine months ended September 30, 2026, compared to $2.2 million for the same period in 2025. The increase was primarily due to higher legal and audit fees, including costs associated with the Company’s initiative to become an SEC reporting company and list its common stock on NASDAQ, partially offset by lower consulting and other professional fees.

Director compensation and expenses. Director compensation and expenses increased $148 thousand, or 17.9%, to $974 thousand for the nine months ended September 30, 2026, compared to $826 thousand for the same period in 2025. The increase reflected higher director fees, director stock-based compensation and other director expenses. In 2025, compensation for services provided by the Chair as a non-employee director was paid separately under the Director Services Agreement and recognized in professional services. Following the expiration of that agreement, compensation for those services is included in director fees in 2026. The increase also reflected higher expenses related to director travel and attendance at Board and Bank Board meetings.

Regulatory assessments. Regulatory assessments increased $24 thousand, or 2.2%, to $1.1 million for the nine months ended September 30, 2026, compared to $1.1 million for the same period in 2025. Regulatory assessments principally consist of FDIC deposit insurance and state regulatory assessments.

Administrative and other expense. Administrative and other expense increased $1.4 million, or 36.7%, to $5.4 million for the nine months ended September 30, 2026, compared to $3.9 million for the same period in 2025. The increase primarily reflected the $0.6 million OREO impairment and the $0.3 million NASDAQ initial listing fee. OREO operating expense and subscription expense each increased by approximately $0.2 million.

Provision for Income Tax Expense

The Company is subject to federal income taxes and state and local income taxes, primarily California franchise taxes. The Company’s effective tax rate generally differs from the federal statutory income tax rate primarily due to California state income taxes, tax credits, and other permanent and discrete tax items.

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Provision for income tax expense increased $407 thousand, or 9.9%, to $4.5 million for the three months ended September 30, 2026, compared to $4.1 million for the three months ended September 30, 2025. The effective tax rate was 28.3% for the three months ended September 30, 2026, compared to 29.7% for the same period in 2025. The effective tax rate reflects refinements to the Company’s quarterly income tax provision estimates as part of its transition to public company reporting.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Provision for income tax expense increased $1.2 million, or 8.9%, to $14.1 million for the nine months ended September 30, 2026, compared to $12.9 million for the nine months ended September 30, 2025. The effective tax rate was 27.8% for the nine months ended September 30, 2026, compared to 29.7% for the same period in 2025. The effective tax rate reflects refinements to the Company’s quarterly income tax provision estimates as part of its transition to public company reporting.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Total assets	$2,748,220	$2,535,057
Total loans, including loans held for sale	$2,186,690	$2,128,477
Total investment securities	$267,701	$217,837
Total deposits	$2,412,993	$2,223,881
Total borrowings	$25,981	$28,976
Total shareholders’ equity	$291,349	$263,964

Total Assets

Total assets were $2.75 billion at September 30, 2026, compared to $2.54 billion at December 31, 2025, an increase of $213.2 million, or 8.4%. The increase was primarily due to a $96.2 million increase in cash and cash equivalents, a $49.9 million increase in investment securities available for sale, a $58.1 million increase in loans held for investment, net of the allowance, and a $6.0 million increase in other real estate owned. The increase in cash and cash equivalents was primarily driven by deposit growth during the period. Investment securities available for sale increased $49.9 million, or 22.9%, to $267.7 million at September 30, 2026, compared to $217.8 million at December 31, 2025, primarily reflecting securities purchases partially offset by principal paydowns.

Loan Portfolio

Our loan portfolio is our largest category of earning assets and typically provides higher yields than other types of earning assets. These higher yields are accompanied by inherent credit risk, which we seek to manage through disciplined underwriting, ongoing portfolio monitoring and active credit administration.

Total loans, consisting of loans held for investment and loans held for sale, were $2.19 billion at September 30, 2026, compared to $2.13 billion at December 31, 2025. Loans held for investment were $2.19 billion at September 30, 2026, an increase of $60.5 million, or 2.8%, from December 31, 2025. Loans held for sale were zero at September 30, 2026, compared to $2.3 million at December 31,

2025. The increase was primarily due to growth in CRE loans, particularly multifamily and single-family-secured loans, partially offset by a decrease in commercial business loans, primarily commercial and industrial (“C&I”) loans.

We continue to emphasize disciplined pricing, credit quality and loan retention while balancing loan growth against appropriate risk-adjusted returns.

The following table presents the balance and percentage of each major loan category within our portfolio as of the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
CRE:
Investor owned	$598,556	27.4%	$577,730	27.1%
Owner occupied	213,557	9.8%	236,623	11.1%
Multifamily	217,207	9.9%	155,941	7.3%
Secured by single family	235,949	10.8%	198,743	9.3%
Land and construction	59,405	2.7%	47,029	2.2%
SBA secured by real estate	431,749	19.7%	403,609	19.0%
Total CRE	1,756,423	80.3%	1,619,675	76.1%
Commercial business:
C&I	394,283	18.0%	471,526	22.2%
SBA non-real estate secured	33,022	1.5%	32,853	1.5%
Total commercial business	427,305	19.5%	504,379	23.7%
Consumer	2,962	0.1%	2,093	0.1%
Total loans held for investment	2,186,690	100.0%	2,126,147	99.9%
Loans held for sale	—	—	2,330	0.1%
Total loans	$2,186,690	100.0%	$2,128,477	100.0%

Our loan portfolio is concentrated in CRE and commercial business lending, including SBA 7(a) and SBA 504 loans. CRE loans represented 80.3% and 76.1% of total loans at September 30, 2026 and December 31, 2025, respectively. Commercial business loans represented 19.5% and 23.7% of total loans at those same dates. Consumer loans represented less than 1.0% of loans held for investment for each period presented. We generally sell the guaranteed portion of SBA 7(a) loans in the secondary market when market conditions are favorable.

The following table presents the CRE loan balance and associated percentage of CRE concentrations by collateral type, as of the dates indicated:

	September 30, 2026
(Dollars in thousands)	Loan Balance	% of CRE
Office	$188,701	10.7%
Retail	168,360	9.6%
Hotel and motel	143,725	8.2%
Multifamily	215,674	12.3%
Single family	239,754	13.6%
Industrial	287,186	16.3%
Mixed use	161,706	9.2%
Land	45,046	2.6%
Medical	10,238	0.6%
Commercial and other	296,033	16.9%
Total	$1,756,423	100.0%

	December 31, 2025
(Dollars in thousands)	Loan Balance	% of CRE
Office	$173,196	10.7%
Retail	144,620	8.9%
Hotel and motel	153,792	9.5%
Multifamily	167,969	10.4%
Single family	204,713	12.6%
Industrial	238,232	14.7%
Mixed use	174,678	10.8%
Land	39,190	2.4%
Medical	11,446	0.7%
Commercial and other	311,839	19.3%
Total	$1,619,675	100.0%

The following table presents the total number of loans, total loan balances and average loan size of investor-owned CRE concentrations by collateral type along with the percentage of the total CRE portfolio as of the dates indicated.

	September 30, 2026
(Dollars in thousands)	Number of loans	Loan Balance	Average Loan Size	% of CRE Loans
Investor-owned CRE:
Office	19	$84,886	$4,468	4.8%
Retail	36	91,469	2,541	5.2%
Hotel and motel	12	108,756	9,063	6.2%
Industrial	33	124,599	3,776	7.1%
Mixed use	29	96,092	3,314	5.5%
Medical	4	8,050	2,013	0.5%
Commercial and other	45	84,704	1,882	4.8%
Total investor-owned CRE	178	$598,556	3,363	34.1%

	December 31, 2025
(Dollars in thousands)	Number of loans	Loan Balance	Average Loan Size	% of CRE Loans
Investor-owned CRE:
Office	17	$70,619	$4,154	4.4%
Retail	29	79,181	2,730	4.9%
Hotel and motel	16	121,922	7,620	7.5%
Industrial	28	64,126	2,290	4.0%
Mixed use	32	129,054	4,033	8.0%
Medical	4	8,544	2,136	0.5%
Commercial and other	54	104,284	1,931	6.4%
Total investor-owned CRE	180	$577,730	3,210	35.7%

The following table presents the balance, associated percentage of real estate loan concentrations and total count of CRE loans collateralized by properties outside of California as of the dates indicated:

	September 30, 2026
(Dollars in thousands)	Loan Balance	% of Loans Collateralized by non-CA Property	% of CRE	# of Loans
Office	$11,555	7.6%	0.6%	7
Retail	17,352	11.4%	1.0%	8
Hotel and motel	8,730	5.7%	0.5%	3
Multifamily	7,591	5.0%	0.4%	2
Single family	18,733	12.3%	1.1%	16
Industrial	33,298	21.8%	1.9%	9
Mixed use	6,497	4.3%	0.4%	2
Commercial and other	48,591	31.9%	2.8%	31
Total	$152,347	100.0%	8.7%	78

	December 31, 2025
(Dollars in thousands)	Loan Balance	% of Loans Collateralized by non-CA Property	% of CRE	# of Loans
Office	$9,505	8.3%	0.6%	8
Retail	2,782	2.4%	0.2%	4
Hotel and motel	8,891	7.7%	0.5%	3
Multifamily	1,067	0.9%	0.1%	1
Single family	21,227	18.5%	1.3%	14
Industrial	7,292	6.3%	0.5%	8
Mixed use	6,480	5.6%	0.4%	1
Land	1,932	1.7%	0.1%	1
Commercial and other	55,748	48.6%	3.4%	37
Total	$114,924	100.0%	7.1%	77

Our lending activities are concentrated primarily in California, particularly coastal Southern California. At September 30, 2026 and December 31, 2025, 8.7% and 7.1%, respectively, of our CRE loans were collateralized by properties located outside California. We monitor geographic concentrations as part of our credit risk management process and maintain internal limits and reporting designed to identify changes in the geographic distribution of the portfolio.

The following table sets forth the contractual maturities of our loans held for investment as of the dates indicated. Contractual maturities are based on scheduled repayment dates and do not reflect expected prepayments, renewals or extensions.

	September 30, 2026
(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
CRE:
Investor owned	$112,414	$320,821	$165,321	$—	$598,556
Owner occupied	18,871	82,502	98,449	13,735	213,557
Multifamily	66,910	96,811	51,860	1,626	217,207
Secured by single family	131,960	65,938	26,678	11,373	235,949
Land and construction	22,969	33,805	2,631	—	59,405
SBA secured by real estate	14,230	18	4,467	413,034	431,749
Commercial business:
C&I	291,873	77,598	24,802	10	394,283
SBA non-real estate secured	307	1,516	31,199	—	33,022
Consumer	1,372	—	1,583	7	2,962
Total Loans	$660,906	$679,009	$406,990	$439,785	$2,186,690

	December 31, 2025
(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
CRE:
Investor owned	$98,999	$262,288	$216,443	$—	$577,730
Owner occupied	32,860	76,236	113,448	14,079	236,623
Multifamily	39,165	74,121	42,050	605	155,941
Secured by single family	76,666	68,514	41,235	12,328	198,743
Land and construction	45,371	1,658	—	—	47,029
SBA secured by real estate	12,660	313	5,012	385,624	403,609
Commercial business:
C&I	314,173	131,882	25,471	—	471,526
SBA non-real estate secured	121	1,734	30,317	681	32,853
Consumer	903	549	634	7	2,093
Total Loans	$620,918	$617,295	$474,610	$413,324	$2,126,147

The following table presents the fixed-rate and floating- or adjustable-rate composition of our loans held for investment as of the dates indicated:

	September 30, 2026
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
CRE:
Investor owned	$331,147	$267,409	$598,556
Owner occupied	81,855	131,702	213,557
Multifamily	142,769	74,438	217,207
Secured by single family	80,662	155,287	235,949
Land and construction	22,505	36,900	59,405
SBA secured by real estate	12,132	419,617	431,749
Commercial business:
C&I	76,932	317,351	394,283
SBA non-real estate secured	294	32,728	33,022
Consumer	1,584	1,378	2,962
Total Loans	$749,880	$1,436,810	$2,186,690

	December 31, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
CRE:
Investor owned	$296,573	$281,157	$577,730
Owner occupied	73,191	163,432	236,623
Multifamily	90,365	65,576	155,941
Secured by single family	72,894	125,849	198,743
Land and construction	16,444	30,585	47,029
SBA secured by real estate	12,660	390,949	403,609
Commercial business:
C&I	125,737	345,789	471,526
SBA non-real estate secured	121	32,732	32,853
Consumer	634	1,459	2,093
Total Loans	$688,619	$1,437,528	$2,126,147

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

The following table provides details of our nonperforming assets and related asset quality ratios as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans
CRE:
Investor owned	$—	$1,577
Owner occupied	2,107	2,107
Multifamily	—	—
Secured by single family	17,183	12,758
Land and construction	1,699	1,699
SBA secured by real estate	1,864	4,572
Commercial business:
C&I	2,770	16,048
SBA non-real estate secured	3,147	3,466
Consumer	—	—
Total nonaccrual loans	28,770	42,227
Loans past due 90 days or more and still accruing
CRE:
Investor owned	—	—
Owner occupied	—	—
Multifamily	—	—
Secured by single family	—	—
Land and construction	—	—
SBA secured by real estate	—	—
Commercial business:
C&I	—	—
SBA non-real estate secured	—	—
Consumer	—	—
Total loans past due 90 days or more and still accruing	—	—
Total nonperforming loans	28,770	42,227
Other real estate owned	14,552	8,568
Total nonperforming assets	$43,322	$50,795
Allowance for loan losses to nonaccrual loans	110.26%	69.44%
Nonperforming loans to total loans held-for-investment	1.32%	1.99%
Nonperforming assets to total assets	1.58%	2.00%

Total assets	2,748,220	2,535,057
Total loans held for investment	2,186,690	2,126,147
Allowance for loan losses	31,722	29,323

Total nonperforming assets were $43.3 million, or 1.58% of total assets, at September 30, 2026, compared to $50.8 million, or 2.00% of total assets, at December 31, 2025. Nonaccrual loans were $28.8 million at September 30, 2026, compared to $42.2 million at December 31, 2025. OREO was $14.6 million, compared to $8.6 million at December 31, 2025. There were no loans past due 90 days or more and still accruing at September 30, 2026. The $7.5 million, or 14.7%, decrease in nonperforming assets was driven by a $13.5 million decrease in nonperforming loans, partially offset by a $6.0 million increase in OREO. The increase in OREO reflected $6.5 million of real estate acquired through foreclosure during the period, partially offset by $557 thousand of valuation write-downs. Acquisitions included the transfer of a $4.6 million nonperforming loan to OREO during the three months ended June 30, 2026. Nonperforming loans decreased to $28.8 million, or 1.32% of loans held for investment, at September 30, 2026, compared to $42.2 million, or 1.99% of loans held for investment, at December 31, 2025.

As of September 30, 2026, specific reserves of $1.9 million were held against six nonaccrual loans with balances totaling $4.4 million. Of the remaining nonaccrual loans, 13 loans totaling $22.9 million were collateral-dependent and did not require specific reserves because the underlying collateral values supported the respective loan balances. An additional $1.5 million commercial and industrial loan was placed on nonaccrual during the three months ended September 30, 2026. At September 30, 2026, two additional accruing collateral-dependent loans totaled $8.8 million.

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

The following tables show our levels of classified and special mention loans as of the dates indicated:

	September 30, 2026
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total
CRE:
Investor owned	$—	$6,326	$—	$—	$6,326
Owner occupied	—	10,050	—	—	10,050
Multifamily	—	—	—	—	—
Secured by single family	—	23,663	—	—	23,663
Land and construction	—	1,699	—	—	1,699
SBA secured by real estate	3,926	15,761	—	—	19,687
Commercial business:
C&I	259	6,981	—	—	7,240
SBA non-real estate secured	—	3,191	—	—	3,191
Consumer	—	—	—	—	—
Total Loans	$4,185	$67,671	$—	$—	$71,856

	December 31, 2025
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total
CRE:
Investor owned	$—	$4,461	$—	$—	$4,461
Owner occupied	—	10,162	—	—	10,162
Multifamily	—	—	—	—	—
Secured by single family	—	13,110	—	—	13,110
Land and construction	—	1,699	—	—	1,699
SBA secured by real estate	8,516	9,652	—	—	18,168
Commercial business:
C&I	391	19,195	2,410	—	21,996
SBA non-real estate secured	—	3,586	—	—	3,586
Consumer	—	—	—	—	—
Total Loans	$8,907	$61,865	$2,410	$—	$73,182

Criticized loans were $71.9 million at September 30, 2026, compared to $73.2 million at December 31, 2025. Classified loans were $67.7 million at September 30, 2026, compared to $64.3 million at December 31, 2025, while Special Mention loans decreased to $4.2 million from $8.9 million over the same period. Increases that partially offset the nine-month decline in criticized loans included a Chapter 11 filing involving two related real estate investor loans totaling $8.8 million and delinquent payments on two SBA 504 real estate loans totaling $3.7 million. The decrease for the nine months ended September 30, 2026 reflected payments, paydowns and other credit resolutions, including reductions in classified commercial and industrial loans and the transfer to OREO of a $4.6 million SBA real estate-secured loan that was classified as Substandard and on nonaccrual status at December 31, 2025, partially offset by increases in certain other classified loans. There were no loans classified as Doubtful or Loss at September 30, 2026.

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

The following table presents management’s allocation of the allowance for credit losses by loan category as of the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Collectively Evaluated Reserve:
CRE:
Investor owned	$6,610	20.8%	$8,358	28.5%
Owner occupied	1,380	4.4%	2,194	7.5%
Multifamily	4,212	13.3%	1,610	5.5%
Secured by single family	2,666	8.4%	2,672	9.1%
Land and construction	2,995	9.4%	621	2.1%
SBA secured by real estate	5,641	17.8%	4,248	14.5%
Commercial business:
C&I	5,748	18.1%	6,592	22.5%
SBA non-real estate secured	536	1.7%	809	2.8%
Consumer	59	0.2%	24	0.1%
Total Collectively Evaluated	29,847	94.1%	27,128	92.5%
Individually Evaluated Reserve:
CRE	—	0.0%	—	0.0%
Commercial business	1,875	5.9%	2,195	7.5%
Consumer	—	0.0%	—	0.0%
Total individually evaluated	1,875	5.9%	2,195	7.5%
Allowance for loan losses	$31,722	100.0%	$29,323	100.0%

The allowance for loan losses was $31.7 million, or 1.45% of loans held for investment, at September 30, 2026, compared to $29.3 million, or 1.38% of loans held for investment, at December 31, 2025. The increase reflected provision for loan losses of $2.3 million and net recoveries of $85 thousand during the nine months ended September 30, 2026.

The increase for the nine months ended September 30, 2026 primarily reflected growth in multifamily, land and construction, and SBA loans secured by real estate, together with the CECL model changes that increased the allowance for these portfolios. The model changes reflected the credit risks of transitional multifamily properties, construction lending and properties operated by small businesses. These increases were partially offset by lower allowances for investor-owned and owner-occupied CRE and commercial business loans and lower reserves for individually evaluated loans.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)	Balance	Balance	Balance	Balance
Loans held for investment	$2,186,690	$2,081,611	$2,186,690	$2,081,611
Allowance for loan losses (Beginning of Period)	$30,462	$28,178	$29,323	$27,267
Cumulative effect of change in accounting principle	—	—	—	—
Net (charge-offs) recoveries:
CRE:
Investor owned	—	—	—	—
Owner occupied	862	(1,059)	862	(1,059)
Multifamily	—	—	—	—
Secured by single family	—	—	—	—
Land and construction	—	—	—	—
SBA secured by real estate	—	—	—	—
Commercial business:			—	—
C&I	37	—	(640)	(1,290)
SBA non-real estate secured	—	—	(137)	—
Consumer	—	—	—	—
Net (charge-offs) recoveries:	899	(1,059)	85	(2,349)
Provision for (reversal of) loan losses	361	1,666	2,314	3,867
Allowance for loan losses	$31,722	$28,785	$31,722	$28,785
Allowance for loan losses to loans held for investment	1.45%	1.38%	1.45%	1.38%

During the three months ended September 30, 2026, we recorded net recoveries of $899 thousand, compared to net charge-offs of $1.1 million for the same period in 2025, and a provision for loan losses of $361 thousand, compared to a provision for loan losses of $1.7 million for the same period in 2025. For the nine months ended September 30, 2026, net recoveries were $85 thousand, compared to net charge-offs of $2.3 million for the same period in 2025. Provision for loan losses was $2.3 million for the nine months ended September 30, 2026, compared to $3.9 million for the same period in 2025. Current-year net recoveries reflected $862 thousand of CRE recoveries, partially offset by $777 thousand of net charge-offs on commercial business loans. See the section entitled “— Results of Operations — Provision for Credit Losses” above for additional information regarding the factors affecting the provision for credit losses.

Investment Portfolio

Our investment portfolio is managed in accordance with board-approved policies that emphasize liquidity, high credit quality and disciplined interest rate risk management. We primarily invest in U.S. government agency mortgage-backed securities, U.S. Treasury and agency securities, SBA loan pool securities, municipal securities and a limited amount of investment-grade corporate obligations. Securities are classified as available for sale and carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. We did not hold any securities classified as held to maturity or trading securities as of September 30, 2026 or December 31, 2025.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Securities Available for Sale:
U.S. Agency	2,389	0.9%	6,514	3.0%
Municipal securities	2,166	0.8%	2,303	1.1%
SBA Loan Pool securities	7,116	2.7%	2,814	1.3%
Mortgage-backed securities	252,433	94.3%	204,593	93.9%
Corporate debt securities	3,597	1.3%	1,613	0.7%
Total	$267,701	100.0%	$217,837	100.0%

The carrying value of available for sale securities was $267.7 million at September 30, 2026, compared to $217.8 million at December 31, 2025, an increase of $49.9 million, or 22.9%. The increase was primarily due to purchases of securities, partially offset by principal paydowns. The $10.7 million increase in the net unrealized loss on the portfolio reduced the carrying value of the portfolio by a corresponding amount. The net unrealized loss was $17.7 million at September 30, 2026, compared to $7.0 million at December 31, 2025. The increase in net unrealized losses during the third quarter of 2026 was due to higher market interest rates. The increase in gross unrealized losses was concentrated in mortgage-backed securities. Gross unrealized losses on those securities increased from $7.8 million at December 31, 2025 to $17.0 million at September 30, 2026. The number of mortgage-backed securities in a loss position for less than 12 months increased from 21 to 99 over the same period. The purchases reflected continued deployment of excess liquidity into the investment portfolio. Mortgage-backed securities increased $47.8 million to $252.4 million at September 30, 2026, compared to $204.6 million at December 31, 2025, and represented 94.3% and 93.9% of the available for sale securities portfolio at those dates, respectively. We monitor the portfolio’s duration, cash flow characteristics and unrealized loss position as part of our asset-liability management and liquidity risk management processes.

The following table presents the book value of our investment securities by their stated maturities, as well as the weighted average yields for each maturity range for the periods indicated. Weighted-average yields are an arithmetic computation of income within each maturity range based on the amortized cost of securities.

	September 30, 2026
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Securities Available for Sale:
U.S. Agency	—	0.00%	—	0.00%	2,389	4.74%	—	0.00%
Municipal securities	—	0.00%	—	0.00%	2,166	4.78%	—	0.00%
SBA Loan Pool securities	162	2.89%	—	0.00%	6,954	4.58%	—	0.00%
Mortgage-backed securities	—	0.00%	16,574	4.74%	68,013	3.40%	167,846	4.73%
Corporate debt securities	—	0.00%	—	0.00%	3,597	5.78%	—	0.00%
Total	$162	2.89%	$16,574	4.74%	$83,119	3.67%	$167,846	4.73%

	December 31, 2025
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Securities Available for Sale:
U.S. Agency	—	0.00%	2,506	4.61%	4,008	5.07%	—	0.00%
Municipal securities	—	0.00%	—	0.00%	2,303	4.36%	—	0.00%
SBA Loan Pool securities	—	0.00%	348	2.53%	2,467	2.97%	—	0.00%
Mortgage-backed securities	—	0.00%	—	0.00%	11,462	2.12%	193,130	4.06%
Corporate debt securities	—	0.00%	—	0.00%	1,613	4.22%	—	0.00%
Total	$—	0.00%	$2,854	4.36%	$21,853	3.15%	$193,130	4.06%

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

At September 30, 2026, securities with contractual maturities greater than ten years totaled $167.8 million, or 62.7% of the available for sale securities portfolio, compared to $193.1 million, or 88.7%, at December 31, 2025. Securities with contractual maturities greater than ten years consisted entirely of mortgage-backed securities at both dates. The average duration of the Bank’s available for sale securities portfolio was 4.4 years at September 30, 2026, compared to 3.6 years at December 31, 2025.

The following table presents the fair value of our securities as of the dates indicated:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2026	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Agency	$2,494	$—	$(105)	$2,389
Municipal securities	2,371	—	(205)	2,166
SBA Loan Pool securities	7,421	—	(305)	7,116
Mortgage-backed securities	269,354	33	(16,954)	252,433
Corporate debt securities	3,750	—	(153)	3,597
Total	$285,390	$33	$(17,722)	$267,701

	Amortized	Gross	Gross	Fair
December 31, 2025	Cost	Unrealized Gains	Unrealized Losses	Value
Securities Available for Sale:
U.S. Agency	$6,500	$14	$—	$6,514
Municipal securities	2,308	—	(5)	2,303
SBA Loan Pool securities	2,941	—	(127)	2,814
Mortgage-backed securities	211,295	1,077	(7,779)	204,593
Corporate debt securities	1,750	—	(137)	1,613
Total	$224,794	$1,091	$(8,048)	$217,837

At September 30, 2026, the net unrealized loss on the available-for-sale securities portfolio was $17.7 million, compared to $7.0 million at December 31, 2025. The increase primarily reflected changes in market interest rates. Management determined that substantially all unrealized losses reflected changes in market interest rates and other noncredit factors. Management does not intend to sell, and it is not more likely than not that the Company will be required to sell, the affected securities before recovery of their amortized cost.

Liabilities

Deposits are our primary source of funding and represented 98.2% of our total liabilities as of September 30, 2026, compared to 97.9% as of December 31, 2025.

Total liabilities were $2.46 billion at September 30, 2026, compared to $2.27 billion at December 31, 2025, an increase of $185.8 million, or 8.2%. The increase was primarily driven by a $189.1 million increase in total deposits, partially offset by a $3.0 million decrease in borrowings and a $0.3 million decrease in accrued interest payable and other liabilities.

Deposits

We are focused on growing deposits by deepening relationships with our existing clients and expanding our client base. We believe our relationship-based strategy has been key to our historical deposit growth and ability to maintain a stable funding base. Our loan-to-deposit ratio was 90.6% at September 30, 2026, compared to 95.7% at December 31, 2025. We calculate the loan-to-deposit ratio as total loans held for investment and loans held for sale, before allowance for credit losses, divided by total deposits.

Total deposits were $2.41 billion at September 30, 2026, compared to $2.22 billion at December 31, 2025, an increase of $189.1 million, or 8.5%. The increase was driven by a $204.9 million increase in non-brokered deposits, reflecting growth in core client-related deposits, partially offset by a $15.8 million decrease in brokered deposits. This change in deposit mix was consistent with the Company’s strategy to fund growth through core client deposits and reduce reliance on higher-cost brokered funding. Noninterest-bearing deposits increased $63.8 million during the period, while interest-bearing non-brokered deposits increased $141.1 million.

The following tables present our deposit composition, average balances and average rates paid for the periods indicated:

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Weighted Average Rate	Percent of Total Deposits	Average Balance	Weighted Average Rate	Percent of Total Deposits
Noninterest-bearing deposits	$656,242	0.00%	27.3%	$638,306	0.00%	28.4%
Interest bearing deposits:
Interest bearing demand deposit accounts, excluding brokered	312,893	0.58%	13.0%	262,730	1.33%	11.7%
Savings and money market accounts, excluding brokered	1,156,007	2.43%	48.1%	1,031,209	2.87%	45.8%
Time deposits, excluding brokered	230,863	3.42%	9.6%	233,094	3.72%	10.4%
Total brokered deposits	49,301	4.17%	2.0%	84,841	4.31%	3.8%
Total interest bearing deposits	1,749,064	2.28%	72.7%	1,611,874	2.82%	71.6%
Total deposits	$2,405,306	1.66%	100.0%	$2,250,180	2.02%	100.0%

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Rate	Percent	Average Balance	Rate	Percent
Noninterest-bearing deposits	$648,543	0.00%	27.8%	$614,319	0.00%	27.8%
Interest bearing deposits:
Interest bearing demand deposit accounts, excluding brokered	301,199	0.60%	12.9%	250,054	1.42%	11.3%
Savings and money market accounts, excluding brokered	1,109,672	2.43%	47.6%	996,707	2.87%	45.2%
Time deposits, excluding brokered	220,369	3.43%	9.4%	216,257	3.86%	9.8%
Total brokered deposits	53,542	4.20%	2.3%	129,252	4.55%	5.9%
Total interest bearing deposits	1,684,782	2.29%	72.2%	1,592,270	2.91%	72.2%
Total deposits	$2,333,325	1.65%	100.0%	$2,206,589	2.10%	100.0%

Average total deposits increased $155.1 million, or 6.9%, to $2.41 billion for the three months ended September 30, 2026, compared to $2.25 billion for the same period in 2025. The cost of total deposits decreased 36 basis points to 1.66% for the three months ended September 30, 2026, compared to 2.02% for the same period in 2025. The decrease in the cost of total deposits was primarily due to lower rates paid on interest-bearing deposit products and a lower average balance of brokered deposits.

Average total deposits increased $126.7 million, or 5.7%, to $2.33 billion for the nine months ended September 30, 2026, compared to $2.21 billion for the same period in 2025. The cost of total deposits decreased 45 basis points to 1.65% for the nine months ended September 30, 2026, compared to 2.10% for the same period in 2025. The decrease in the cost of total deposits was primarily due to lower rates paid on interest-bearing deposit products and a lower average balance of brokered deposits.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Uninsured deposits	$1,378,381	$1,162,936

At September 30, 2026, estimated uninsured deposits represented 57.0% of the Bank’s total deposits, compared to 52.2% at December 31, 2025. Uninsured deposits, net of collateralized and fiduciary deposit accounts, represented 52.8% of the Company’s consolidated deposits at September 30, 2026, compared to 49.4% at December 31, 2025.

The Bank is a member of the IntraFi Network (“IntraFi”), which offers deposit placement services, including both the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Cash Service (“ICS”) programs, that qualify large deposits for FDIC insurance. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks, thereby helping the Bank retain the full amount of the deposits on its balance sheet and enhancing the Company’s funding stability.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit was $116.9 million at September 30, 2026 and $73.3 million at December 31, 2025. The following tables set forth the maturity of time deposits as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Three months or less	$95,101	$55,763	$150,864	$77,103
Over three through six months	44,877	19,469	64,346	20,111
Over six through twelve months	12,475	31,350	43,825	9,475
Over twelve months	32,444	3,039	35,483	10,217
Total	$184,897	$109,621	$294,518	$116,906

	December 31, 2025
(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Three months or less	$45,391	$63,900	$109,291	$25,891
Over three through six months	21,963	28,707	50,670	17,213
Over six through twelve months	35,841	26,348	62,189	18,694
Over twelve months	57,657	3,563	61,220	11,549
Total	$160,852	$122,518	$283,370	$73,347

FHLB Advances and Other Borrowings

We utilize collateralized advances from the FHLB of San Francisco, as well as other borrowing sources, to supplement liquidity and manage funding needs. Total borrowings were $26.0 million at September 30, 2026, compared to $29.0 million at December 31, 2025, a decrease of $3.0 million, or 10.3%. The decrease was due to the maturity of a $3.0 million FHLB advance during the nine months ended September 30, 2026. FHLB advances totaled $8.0 million at September 30, 2026, compared to $11.0 million at December 31, 2025. Other borrowings, consisting primarily of subordinated notes, were $18.0 million at both September 30, 2026 and December 31, 2025.

At September 30, 2026, loans with a principal balance of approximately $765.3 million and securities with a principal balance of approximately $5.6 million were pledged as collateral to the FHLB. At September 30, 2026, the Company had remaining FHLB financing availability of approximately $545.9 million, after consideration of FHLB borrowings outstanding and a $6.0 million letter of credit to secure deposits.

The Company also maintains borrowing capacity through the Federal Reserve Bank and correspondent bank lines. As of September 30, 2026, loans with a principal balance of approximately $847.1 million were pledged as collateral to the Federal Reserve Bank, with related borrowing capacity of approximately $608.1 million. There was no balance outstanding under this arrangement at September 30, 2026. The Company also had borrowing lines with correspondent banks totaling $115.0 million at September 30, 2026, with no balances outstanding.

On April 24, 2019, Private Bancorp of America, Inc. issued $18.0 million of Fixed-to-Floating Subordinated Notes (“Notes”), which mature on April 25, 2029. The Notes accrued interest at a 6.00% fixed rate for the first five years until April 25, 2024 with quarterly interest payments. After April 25, 2024, interest on the Notes accrues at a variable rate at the three-month Secured Overnight Financing Rate (“SOFR”) plus 3.42%. The total variable rate on the Notes was 7.35% and 7.54% as of September 30, 2026 and December 31, 2025, respectively. Debt issuance costs were $0.1 million and are being amortized through the maturity date. The balance net of issuance cost is $18.0 million as of September 30, 2026 and December 31, 2025.

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

The following table summarizes our off-balance sheet financial instruments whose contractual amounts represent credit risk as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risks:
Commitments to extend credit	$311,018	$315,180
Standby letters of credit	8,164	7,541
Total	$319,182	$322,721

At September 30, 2026, commitments to extend credit totaled $311.0 million, compared to $315.2 million at December 31, 2025. Standby letters of credit totaled $8.2 million at September 30, 2026, compared to $7.5 million at December 31, 2025.

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

In addition, we had unfunded commitments to contribute capital to LIHTC and other CRA-related investments totaling $1.2 million at September 30, 2026, compared to $2.4 million at December 31, 2025. These commitments are not expected to have a material effect on our liquidity, capital resources or results of operations.

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

The Bank’s Board of Directors (the “Bank Board”) and the Company’s Board of Directors (the “Board”) are ultimately responsible for ensuring that policies and procedures are in place for the safe and sound management of the Bank’s assets and liabilities, including liquidity and interest rate risk, and that those policies are effectively implemented. At the management level, the Bank’s Asset Liability Management Working Group (the “ALM Working Group”) is responsible for the ongoing monitoring and management of liquidity and interest rate risk in accordance with policies and limits approved by the Bank Board and the Board. The Bank Board’s Asset Liability Committee (the “ALCO”) provides board-level oversight of these activities and reviews compliance with applicable policies and limits.

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

We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets consist of unrestricted cash, short-term investments, and unpledged available for sale investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management and we believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing unrestricted cash and all available-for-sale securities by total deposits and FHLB advances. This ratio includes pledged securities, which are excluded from the liquid assets described above. At September 30, 2026, our liquidity ratio was 21.3%, which is above the Company’s minimum policy requirement of 12.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

At September 30, 2026, cash and cash equivalents totaled $251.2 million, an increase of $96.2 million from December 31, 2025. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve discount window, brokered deposits, as well as loan and investment securities sales.

Net cash provided by operating activities was $38.8 million for the nine months ended September 30, 2026, compared with $35.4 million for the same period in 2025. The increase primarily reflected higher net interest income, supported by lower deposit rates and higher average loan and investment balances, partly offset by higher compensation, administrative and professional expenses and income taxes. SBA loan sale receipts, net of originations of loans held for sale, contributed $1.0 million less than in 2025. Changes in other assets and liabilities contributed $0.8 million less to operating cash flow than in 2025.

Net cash used in investing activities was $125.4 million for the nine months ended September 30, 2026, compared with $58.0 million for the same period in 2025. The $67.4 million increase primarily reflected $58.4 million of additional net loan funding and $9.5 million of higher net purchases of securities.

Net cash provided by financing activities was $182.8 million for the nine months ended September 30, 2026, compared with $120.1 million for the same period in 2025. The increase primarily reflected $51.2 million of additional deposit growth and $14.0 million of lower net borrowing repayments, partly offset by $3.0 million of share repurchases.

At September 30, 2026, total available liquidity was $2.4 billion, or 191.8% of uninsured deposits, net of collateralized and fiduciary deposit accounts. Total available liquidity consists of $502.2 million of on-balance sheet liquidity, consisting primarily of cash and investment securities, and $1.9 billion of unused borrowing capacity (FHLB available borrowing capacity, Federal Reserve discount window line, unsecured fed funds lines of credit with correspondent banks and available brokered deposits up to policy limit).

The Company’s primary source of funding is from our ability to generate low-cost commercial and consumer deposits, which totaled $2.4 billion as of September 30, 2026. Through our commercial banking teams, relationship managers, seven branches and electronic banking delivery channels, we offer a broad array of deposit and treasury management products and services. In addition, we are able to generate low-cost deposits through our specialty business lines. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps the Bank to retain the full amount of the deposits on its balance sheet, enhancing the Company’s funding stability. Our noninterest-bearing deposits as a percentage of total deposits was 27.8% as of September 30, 2026, reflecting our strong client relationship model.

A substantial portion of our loans were funded by our deposits. At September 30, 2026, the Company’s loan-to-deposit ratio was 90.6%. Certificates of deposit, including CDARS, that are scheduled to mature in one year or less from September 30, 2026 totaled $259.0 million and are comprised of $29.0 million in brokered certificates of deposit and $230.0 million in retail certificates of deposit. To the extent that retail deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through brokered deposit channels, our FHLB borrowing arrangement, Federal Reserve discount window, or other sources.

The Bank maintains liquidity guidelines in the Asset Liability Management Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 30% of total deposits as a secondary source for funding. At September 30, 2026, the Company had $49.3 million in brokered deposits, which constituted 2.0% of total deposits.

The Company is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Company’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. Management believes that such restrictions will not have a material impact on the ability of the Company to meet its ongoing cash obligations. The Bank paid dividends to the Company of $6.0 million during the nine months ended September 30, 2026.

The Company had borrowing lines with correspondent banks totaling $115.0 million at September 30, 2026, with no balances outstanding.

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

From time to time, our Board authorizes us to repurchase our common stock. On April 29, 2026, our Board authorized a stock repurchase program, whereby the Company may repurchase an aggregate amount of up to $10.0 million of shares of its common stock. As of September 30, 2026, no shares of the Company’s common stock were repurchased under the plan.

Total shareholders’ equity was $291.3 million at September 30, 2026, compared to $264.0 million at December 31, 2025, an increase of $27.4 million, or 10.4%. The increase was primarily driven by net income of $36.6 million for the nine months ended September 30, 2026 and share-based compensation, partially offset by $3.0 million of common stock repurchases, repurchases of restricted shares and restricted stock units for tax withholding, and a $7.5 million increase in accumulated other comprehensive loss related to changes in the fair value of the Company’s available-for-sale securities portfolio. Book value per common share was $50.85 at September 30, 2026, compared to $46.08 at December 31, 2025. Tangible book value per share, a non-GAAP financial measure, was $50.56 at September 30, 2026, compared to $45.75 at December 31, 2025. The increase in tangible book value per share was primarily driven by earnings retained during the period, partially offset by the impact of common stock repurchases at prices above tangible book value per share and the increase in accumulated other comprehensive loss. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of tangible book value per share to the most directly comparable GAAP measure.

Capital Requirements

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of September 30, 2026, 13.5% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the quarter.

The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios and the minimum requirements to be considered “well capitalized” is presented below:

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Total capital (to risk-weighted assets)	$343,831	15.0%	$183,498	8.0%	$229,373	10.0%
Tier 1 capital (to risk-weighted assets)	315,104	13.7%	137,624	6.0%	183,498	8.0%
CET1 capital (to risk-weighted assets)	315,104	13.7%	103,218	4.5%	149,093	6.5%
Tier 1 capital (to average assets)	315,104	11.5%	109,926	4.0%	137,407	5.0%

As of December 31, 2025
Total capital (to risk-weighted assets)	$308,562	13.9%	$178,212	8.0%	$222,765	10.0%
Tier 1 capital (to risk-weighted assets)	280,690	12.6%	133,659	6.0%	178,212	8.0%
CET1 capital (to risk-weighted assets)	280,690	12.6%	100,244	4.5%	144,798	6.5%
Tier 1 capital (to average assets)	280,690	10.8%	103,505	4.0%	129,381	5.0%

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

The following table shows the projected NII over the next twelve months and the EVE at September 30, 2026 and December 31, 2025, assuming instantaneous parallel interest rate shifts in the first month following each period end:

	Earnings at Risk (NII)	EVE
Changes in Interest Rates (bps)	Change (%)	Change (%)
September 30, 2026
+300	1.3%	0.3%
+200	0.9%	0.5%
+100	0.4%	0.3%
-100	0.5%	(1.0)%
-200	1.2%	(0.9)%
-300	0.5%	(0.9)%
December 31, 2025
+300	1.4%	4.9%
+200	0.8%	3.9%
+100	0.2%	2.2%
-100	1.5%	(1.1)%
-200	2.1%	(2.5)%
-300	0.8%	(5.2)%

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is relatively low for both rising and falling rate scenarios. At September 30, 2026, the model projected increases in net interest income under the rising-rate scenarios presented above and relatively modest changes in net interest income under the declining-rate scenarios. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior, and (5) management’s responses to the foregoing. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE. Additionally, the Company’s interest rate sensitivity may be impacted by changes in asset and liability composition, and is particularly sensitive to noninterest-bearing deposit balances that can fluctuate significantly from period to period.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 to July 31, 2026	—	$—	—	$10,000,000
August 1, 2026 to August 31, 2026	—	—	—	10,000,000
September 1, 2026 to September 30, 2026	—	—	—	10,000,000
Total	—	—	—	10,000,000

(1) On April 29, 2026, our Board authorized a stock repurchase program, whereby the Company may repurchase an aggregate amount of up to $10.0 million of shares of its common stock. The stock repurchase program expires on December 31, 2026. During the three months ended September 30, 2026, the Company did not repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*

Private Bancorp of America, Inc. 2026 Omnibus Equity Incentive Plan Option Award Agreement, dated August 4, 2026, by and between Private Bancorp of America, Inc. and Richard L. Sowers (Incorporated by reference to Exhibit 10.1 of Private Bancorp of America, Inc.’s Form 8-K filed on August 10, 2026)

10.2*

Employment Agreement, dated as of September 5, 2026, by and between CalPrivate Bank and Cory Stewart (Incorporated by reference to Exhibit 10.1 of Private Bancorp of America, Inc.’s Current Report on Form 8-K filed on September 11, 2026)

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

Private Bancorp of America, Inc.

Date: November 12, 2026	By:	/s/ Richard L. Sowers
Richard L. Sowers
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Cory Stewart
Cory Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)